Form 10QSB
period 1999-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2000-02-24
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________



                    Consortium Service Management Group, Inc.
             (Exact name of registrant as specified in its charter)


    Texas                           0-27359                          74-2653437
--------------              ------------------------               -------------
  (state of                 (Commission File Number)               (IRS Employer
incorporation)                                                      I.D. Number)


                   500 North Shoreline Drive, Suite 701 North
                            Corpus Christi, TX 78471
                                  512-887-7546
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X (The registrant became subject to filing requirements on November 15, 1999.)

        As  of  September  30,  1999,   there  were  2,918,095   shares  of  the
Registrant's Common Stock, par value $0.001 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes ___
No  X

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    Consortium Service Management Group, Inc.
                                  Balance Sheet
                               September 30, 1999

                                                 Unaudited             Audited
                                                 09-30-99              12-31-98
                                                 ---------             --------

CURRENT ASSETS

Cash                                             $ (1,069)             $ 50,179
Account Receivable-Alba                            17,800                17,800
Notes Receivable-Current                          178,000                   600
                                                 --------              --------

        Total Current Assets                     $194,731              $ 68,579

FIXED ASSETS

Furniture and Fixtures                           $  8,118              $  8,118
Equipment                                          50,400                50,400
Accumulated Depreciation                          (20,331)              (20,331)
                                                 --------              --------

        Total Property and Equipment             $ 38,187              $ 38,187

OTHER ASSETS

UEC Founders Fund                                $ 73,843              $ 73,843
Account Receivable-UEC                            383,613               383,613
Account Receivable-Other                            2,474                     -
Allowance for Doubtful Accounts                  (323,613)             (323,613)
Investment-UEC                                    569,849               522,014
Employee Advances                                  30,565                39,533
                                                 --------              --------

        Total Other Assets                       $736,731              $695,390

Total Assets                                     $969,649              $802,156

                                                 ========              ========

                    Consortium Service Management Group, Inc.
                            Balance Sheet (Continued)
                               September 30, 1999

                                                 Unaudited             Audited
                                                 09-30-99              12-31-98
                                                 ---------             --------


CURRENT LIABILITIES

Accounts Payable                                 $    6,500          $   33,174
Taxes Payable                                        12,852
Notes Payable to Stockholders                       417,158             539,655
Interest Payable                                     22,904              15,000
Stock Subscribed                                         30                   -
Other Current Liabilities                            31,000                   -
                                                 ----------          ----------

        Total Current Liabilities                $  490,444          $  587,829

STOCKHOLDERS EQUITY

Preferred Stock $.001 Par Value                  $       76          $       76
10,000,000 Shares Authorized;
73,669 issued and outstanding

Common Stock $.001 Par Value                          2,918               2,271
40,000,000 Shares Authorized;
2,271,233 issued and outstanding
at 12-31-98; 2,918,095 issued
and outstanding at 9-30-99

Additional Paid-In Capital                        1,993,279           1,453,561

Retained Earnings, 12-31-98                      (1,430,594)         (1,430,594)
Current Year Earnings                               (86,474)
                                                 ----------          ----------

        Total Stockholders Equity                $  479,205          $   25,314
                                                 ----------           ---------

        Total Liabilities and
        Stockholders Equity                      $  969,649          $  613,143
                                                 ==========          ==========

                    Consortium Service Management Group, Inc.
                             Statements of Operation
                 For the Third Quarter Ending September 30, 1999


                                                 09-30-99              09-30-98
                                                 --------              --------

Revenues                                         $      0              $ 79,542

Cost of Services Sold                               5,331                79,726
                                                 --------              --------

Gross Margin                                       (5,332)                 (184)

General and Administrative Expenses                28,198                82,295
                                                 --------              --------

Operating Income                                  (33,530)              (82,479)

Interest in Income from
  Unconsolidated Company                           15,945                39,935

Income Taxes                                            -                     -
                                                 --------             ---------

Net Gain or (Loss)                                (17,585)              (42,544)
                                                 ========              ========

Net Loss per Share of Common Stock
2,918,095 shares outstanding at
9-30-99 and 2,271,233 shares
outstanding at 9-30-98                              (.006)                (.015)

                    Consortium Service Management Group, Inc.
                             Statements of Operation
                  For the Nine Months Ending September 30, 1999


                                                 09-30-99              09-30-98
                                                 --------              --------

Revenues                                         $ 29,624              $209,556

Interest in Income from
  Unconsolidated Company                           47,835               119,806

Cost of Goods Sold                                 39,234               172,058
                                                 --------              --------

Gross Margin                                       38,225                37,497

General and Administrative Expenses               124,698               180,673
                                                 --------              --------

Operating Income                                  (86,474)             (143,177)

Income Taxes                                            -                     -
                                                 --------              --------

Net Gain or (Loss)                                (86,474)              (23,370)
                                                 ========              ========

Net Loss per Share of Common Stock
2,918,095 shares outstanding at
9-30-99 and 2,271,233 shares
outstanding at 9-30-98                              (.029)                (.008)

                    Consortium Service Management Group, Inc.
                             Statements of Cash Flow
                  For the Nine Months Ending September 30, 1999


                                                 09-30-99              09-30-98
                                                 --------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

Net Income                                       $ (86,474)           $ (23,370)

Adjustments to reconcile net income to net cash provided by operating activities

Accounts Receivable                                 (2,474)                   0
Employee Advances                                  (30,565)             (39,533)
Accounts Payable                                    (9,120)                   0
Payroll Taxes Payable                                 (503)             (13,997)
Notes Receivable-Current                          (177,400)                (600)
Other Current Liabilities                           31,000                    0
                                                 ---------            ---------

        Net Cash Used in Operations              $(275,536)           $ (77,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

Adjustments to reconcile net income to net cash provided by investing activities

Investments in UEC                               $ (47,835)           $(119,806)
Equipment                                                0              (24,650)
                                                 ---------            ---------

        Net Cash from Investing                  $ (47,835)           $(144,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Adjustments to reconcile net income to net cash provided by financing activities

Common Stock                                     $     647            $       0
Stock Subscribed                                        30                    0
Increase in Paid-In Capital                        539,717                    0
Notes Payable to Stockholders                     (268,272)             228,750
                                                 ---------            ---------

        Net Cash Used in Financing               $ 272,122            $ 228,750
                                                 ---------             ---------

        Net Increase (Decrease) in Cash          $ (51,248)           $   6,794
                                                 =========            =========

Cash Balance at End of Period                    $  (1,069)           $  17,237
Cash Balance at Beginning of Period                 50,179               10,443
                                                 ---------            ---------

        Net Increase (Decrease) in Cash          $ (51,248)           $   6,794
                                                 =========            =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

        Results of Operations  -  Third Quarter  of Fiscal Year 2000 Compared to
        ------------------------------------------------------------------------
        Third Quarter of Fiscal Year 1999
        ---------------------------------

        There were no revenues received during the third fiscal quarter of 1999 as compared to revenues of $79,542 received in the third fiscal quarter of 1998. The reason for the receipt of no revenue this most recent quarter is that there was a delay in our receipt of payments for the tissue bonding project.

        We nevertheless provided services, for which we will be unable to bill, that cost $5,332 during Q3 1999 as compared with services that cost $79,726 in Q3 1998 or 100.2 percent of revenue for Q3 1998. The reason we will not be able to bill for our services during Q3 1999 is that these services, which were the development of a strategic marketing plan for the Anaerobic Farm Waste project and the CO2 Separator project, are not chargeable to any customers.

        Our general and administrative expenses for Q3 1999 were $28,198, a $54,097 or 65.7 percent reduction in general and administrative services of $82,295 in Q3 1998. The reasons for the reduction were reduced officers' salaries, reduced day-to-day operating expenses, and reduced foreign and domestic travel expenses.

        We suffered a net loss of $17,585 during Q3 1999 as compared with a net loss of $42,544 during Q3 1998. The reason for the smaller loss, which was on no revenue, during Q3 1999 than the loss on $79,542 in revenues during Q3 1998 was primarily the decrease in general and administrative expenses during Q3 1999.

        Results  of  Operations  -  First  Three Quarters  of  Fiscal  Year 2000
        ------------------------------------------------------------------------
        Compared to First Three Quarters of Fiscal Year 1999
        ----------------------------------------------------

        Our revenues dropped dramatically from $209,556 in the first nine months of 1998 to $29,624 in the first nine months of 1999 - a decrease of $179,932 or
85.9 percent. The decrease was due to delays in the receipt of payments for the tissue bonding project.

        Our gross margin was a negative 132.4 percent during the first nine months of 1999 compared to a gross margin of 17.9 percent during the comparable period of 1998. The reasons we were not able to recover our costs of providing the services for which we bill others are the delays in receiving tissue bonding payments and the non-chargeability of our services in developing a strategic marketing plan for the anaerobic farm waste and CO2 separator projects.

        General and administrative expenses in the first nine months of 1999 were $123,175, or 415.8 percent of revenue, compared with general and administrative expenses of $180,674 during the first nine months of 1998, or
86.2 percent of revenues. On considerably less revenue during the first nine months of 1999, we cut general and administrative costs by $57,499 or 31.8 percent. The reduction in general and administrative costs is due to lower foreign and domestic travel expenses, reduced day-to-day operating expenses, and lower officers' salaries.

        We suffered a net loss of $84,950 during the first nine months of 1999, an increase of $61,579 or 263.5 percent from the net loss of $23,371 during the same period of 1998. The dramatic decrease in sales during the first nine months of 1999 is the cause of the increased loss.

        Outlook
        -------

        We manage to survive by selling stock to management and shareholders and by borrowing working capital from our shareholders in exchange for promissory notes. We are optimistic about the future, however, both short-term and long-term.

        Our anaerobic farm waste disposal equipment project is on track with the Ukrainian design experts having visited the farm in Idaho and having designed a plant to fit the needs of the farmer. We are in final negotiations with the farmer for plant purchase. Assuming the sale goes through, we estimate the installation will occur during the fourth quarter of 2000 and we will commence to receive revenue from the plant during the first quarter of 2001.

        We have completed a letter of intent to install one carbon dioxide separator plant in Alabama. We will complete the contract during the first quarter of 2000 and expect to manufacture and install the plant by the third quarter of 2000 with revenue commencing during that quarter.

        Management's Statement on Y2K
        -----------------------------

        Our information technology system is Y2K compliant based on communications with our hardware and software providers and in-house testing. We have no non-information technology systems affecting business operations. We have no multiple computer systems.

        Third parties with whom we have material relationships have confirmed that they expect no business interruptions. We expect no cost directly relating to fixing Y2K issues, such as modifying software and hiring Y2K solution providers. We estimate no material lost revenues due to Y2K issues, and we are establishing a contingency plan.

        Our future results of operations and the other forward-looking statements contained herein involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the Company to obtain needed additional capital and loss of personnel - particularly president and chief executive officer Donald S. Robbins - as a result of accident or for health reasons.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit                             Item
        -------                             -----

        27                   -      Financial Data Schedule.

(b)     Reports on Form 8-K

        None.


                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  February ____, 2000             Consortium Service Management Group, Inc.



                                        By /s/ Donald S. Robbins
                                           -------------------------------------
                                           Donald S. Robbins, President and
                                           Chief Executive Officer