Form 10QSB
period 2001-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2001-11-19
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                    Consortium Service Management Group, Inc.
             (Exact name of registrant as specified in its charter)

     Texas                          0-27359                     74-2653437
--------------              ------------------------          -------------
  (state of                                                   (IRS Employer
incorporation)              (Commission File Number)           I.D. Number)


                   500 North Shoreline Drive, Suite 701 North
                            Corpus Christi, TX 78471
                                  512-887-7546
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [ ]     No  [X]

As of September 30, 2001, there were 5,282,940 shares of the Registrant's Common Stock, par value $0.001, outstanding and 75,669 shares of the Registrant's
Series  A  Preferred  Stock,  par  value  $0.001,  outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)



                         PART I - FINANCIAL INFORMATION



Item  1.          Financial  Statements

To the Board of Directors and Stockholders of Consortium Service Management Group, Inc. and Subsidiary



I have reviewed the accompanying balance sheets of Consortium Service Management Group, Inc. and Subsidiary as of September 30, 2001 and December 31, 2000, and the related Statements of Operations, Accumulated Deficits, and Cash Flows for the quarter and year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Consortium Service Management Group, Inc. and Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based upon my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/Gary  Skibicki

Date:  November  14,  2001                    Gary  Skibicki
Oklahoma  City,  OK.                          Certified  Public  Accountant

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------

                                                    9/30/01          12/31/00
                                                    -------          --------
Current  Assets
---------------
Cash                                               $    4,875      $    1,492

Dividends  Receivable                                                   8,155
                                                   ----------      ----------

     Total  Current  Assets                        $    4,875      $    9,647


Fixed  Assets
-------------

Furniture,  Fixtures,  Equipment                       60,908          74,909
Less:  Accumulated  Depreciation                      (41,534)        (35,751)
                                                   ----------      ----------

     Total  Fixed  Assets                          $   19,374      $   39,158


Other  Assets
-------------
Investment  -  United                                 402,506         307,217
  Engineering  Co.

Investment  -  Anaerobic
  Farm  Waste,  Inc.                                    1,200             880

Carbon  Dioxide  Equipment                            654,300          27,889

Employee  Advances                                     66,708           1,752

Tissue  Bonding  Patent                                10,454           8,667
Less:  Accumulated  Amortization                         (845)           (482)
                                                   ----------      ----------

     Total  Other  Assets                          $1,134,323      $  345,923
                                                   ----------      ----------

     Total  Assets                                 $1,158,572      $  394,728
                                                   ==========      ==========


                  The accompanying notes are an integral part
                      of these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                                  LIABILITIES
                                  -----------

                                                      9/30/01         12/31/00
                                                      -------         --------
Current  Liabilities
--------------------
Accounts  Payable                                    $   120,476    $    43,661

Interest  Payable                                        164,617         83,332

Federal  Payroll  Taxes  Payable                                         23,896

Notes  Payable  To  Stockholders                       1,475,764        990,264
                                                     -----------      ----------

     Total  Current  Liabilities                     $ 1,760,857    $ 1,141,153


                        STOCKHOLDERS' AND MEMBERS' EQUITY
                        ---------------------------------

Preferred  Stock  $.001  par  value,
10,000,000  shares  authorized;
75,669  shares  issued  and  outstanding
at  December  31,  2000,  0  shares  issued
and  outstanding  at  September  30,  2001                          $        76

Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
3,927,374  shares  issued  and
outstanding  at  December  31,  2000
and  5,282,940  issued  and
outstanding  at  September  30,  2001                $     5,283          3,927


Additional  Paid  In  Capital                          3,696,973      2,452,680

Membership  Capital  Gastech  LLC                        206,000

Beginning  Accumulated  Deficit,                      (3,203,108)    (2,257,537)
1/1/01,  1/1/00

Current  Year  Loss                                   (1,312,403)      (935,770)

Foreign  Exchange  Gain  (Loss)                            4,970         (9,801)
                                                     -----------      ----------

Ending  Accumulated  Deficit,
9/30/01,  12/31/00                                   $(4,510,541)   $(3,203,108)

     Total  Stockholders'  Equity                       (602,285)      (746,425)
                                                     -----------      ----------

     Total  Liabilities  and
     Stockholders'  Equity                           $ 1,158,572    $   394,728
                                                     ===========    ===========

                  The accompanying notes are an integral part
                      of these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                           July 1, 2001-  July 1, 2000-  Jan. 1, 2001-  Jan.  1,  2000-
                           Sep. 30, 2001  Sep. 30, 2000  Sep. 30, 2001  Sep.  30,  2000
                           -------------  -------------  -------------  ---------------
Revenues                     $       0       $       0     $       100     $   19,000

Cost  of  Goods Sold                                             5,000
                             ---------       ---------     -----------     ----------

Gross  Profit                                                   (4,900)        19,000

General  and
Administrative Expenses        161,119         272,136       1,371,874        524,677

  Funded  R&D                        0               0               0              0

  Cost  of  Funded  R&D         12,680          31,014          32,734         90,531

  Net  R&D  Cost                12,680          31,014          32,734         90,531
                             ---------       ---------     -----------     ----------

Operating  Loss              $(173,799)      $(303,150)    $(1,409,508)   $  (596,208)

(Loss)  On  Investments                                                       (21,510)

Interest  Income                   821           1,031             912          2,476

Interest in Income
(Loss) Of Unconsolidated
Companies                      118,057          12,738          96,193        123,397

Foreign  Currency
Gain  (Loss)                     2,700                           4,970        (13,142)
                             ---------       ---------     -----------     ----------

(Loss)  From  Continuing
Operations                     (52,221)       (289,381)     (1,307,433)      (504,987)
                             ---------       ---------     -----------     ----------

Income  Taxes

Net  (Loss)                  $ (52,221)      $(289,381)    $(1,307,433)    $ (504,987)

Basic  and  Diluted
Loss  Per  Share                  (.01)           (.09)           (.25)          (.16)

Weighted  Average
Common Shares Outstanding      5210509 SHS     3364344 SHS     5186365SHS     3117491  SHS


     The accompanying notes are an integral part of these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                           July 1, 2001-  July 1, 2000-  Jan. 1, 2001-  Jan.  1,  2000-
                           Sep. 30, 2001  Sep. 30, 2000  Sep. 30, 2001  Sep.  30,  2000
                           -------------  -------------  -------------  ---------------
Cash Flows From Operating
  Activities
Net  Loss                    $ (52,221)      $(289,381)    $(1,307,433)    $  (504,987)
Depreciation and Amortization    4,006           1,928          12,018           5,783
Equity (Income) Loss
  from  Investees             (118,057)        (12,738)        (96,193)       (123,397)
Increase Other Liabilities                       6,188                           1,040
Increase Other Receivables
Foreign Currency Exchange
  Loss (Gain)                   (2,700)                         (4,970)         13,142
Increase Accrued Interest
  Payable                       27,095                          81,285
Decrease Accounts Payable                                                       (4,188)
Decrease Payroll Taxes
  Payable                      (29,750)                        (23,896)
Dividends from Investees                                         8,155           3,685
Increase Prepaid Expenses                                                       (5,000)
Compensation for Common Stock                                  756,690          46,129
                             ---------       ---------     -----------     -----------
Net Cash Used In
  Operations                 $(171,627)      $(294,003)    $  (574,344)    $  (567,793)


Cash Flows From
  Investing  Activities
Increase Employee Advances     (18,522)        (21,926)        (64,956)        (78,481)
Increase  Notes  Receivable
Purchase  Equipment                                           (612,411)         (6,058)
Purchase  Securities                                                            (8,490)
Increase  Patent                (1,787)                         (1,787)
Investment in Subsidiary                                          (320)
                             ---------       ---------     -----------     -----------

Net Cash Used In Investing   $ (20,309)      $ (21,926)    $   (679,474)   $   (93,029)

Cash Flows From Financing
Increase  in  Common  Stock        145             332          220,145            332
Increase Paid in Capital        90,213         204,142          268,741        204,142
Increase (Decrease) in
  Notes  Payable               380,500          (9,767)         485,500        462,500
Decrease Membership Capital    (20,000)                         206,000
Increase (Decrease)
  Accounts Payable*           (283,911)                          76,815
                             ---------       ---------     -----------     -----------

Net Cash From Financing      $ 166,947       $ 194,707     $  1,257,201    $   666,974

Net Increase (Decrease) Cash   (24,989)       (121,222)           3,383          6,152
Cash Beginning of Period        29,864         127,368            1,492             (6)
Cash End of Period           $   4,875       $   6,146     $      4,875    $     6,146

*Accounts payable are shown as part of financing in 2001 because they relate to purchasing carbon dioxide equipment.

     The accompanying notes are an integral part of these interim financial statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)


                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2000.

On February 15, 2001 CSMG Gastech LLC was formed as a Texas Limited Liability Company of which Consortium Service Management Group owns 55% interest. Operations in 2001 for CSMG Gastech have principally been limited to raising funds through selling membership interest to purchase carbon dioxide separator equipment, and those activities have been included in the consolidated financial statements.


                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,307,433 for the nine months ended September 30, 2001 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise additional operating funds through equity and/or debt offerings and the sale of technologies. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings, or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long term planned revenues of the company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of Operations - Third Quarter of 2001 Compared to Third Quarter of
     ---------------------------------------------------------------------------
2000
----

     We  had  no  revenues  during  Q3  2001  or  Q3  2000.

     General and administrative expenses decreased during Q3 2001 to $161,119 as compared to $272,136 in Q3 2000. The decrease was attributable to the reduction of research and development costs for our live tissue bonding, anaerobic farm-waste disposal and CO2 separator projects.

     We continued funding our research and development project on human tissue bonding in Kiev, Ukraine during Q3 2001. We spent $12,680 in funds for this project. During Q3 2000 we spent $31,014 in funded research and development on this project, or 2.45 times as much.

     We accrued income of $118,057 in Q3 2001 from our Ukraine joint venture with United Engineering Company, compared with accrued income of $12,738 in Q3 2000. This income is attributable to converting Ukraine defense installations to other purposes. We experienced a foreign currency gain of $2,700 during Q3 2001, as opposed to no gain or loss in Q3 2000 from this source.

     Our net loss during Q3 2001 of $52,221 was $237,160 less than the $289,381 net loss during Q3 2000 - a 78 percent reduction. This much less loss was attributable to reductions in research and development costs.

     Results  of  Operations  -  First  Three Quarters of 2001 Compared to First
     ---------------------------------------------------------------------------
Three  Quarters  of  2000
-------------------------

     Revenue from operations was only $100 for the first three quarters of 2001 compared to $19,000 the first three quarters of 2000.

     General and administrative expenses, however, increased from $524,677 in the first three quarters of 2000 to $1,371,874 in the first three quarters of 2001. In large part, the increase in operating expenses in 2001 is attributed to the manufacturing of CO2 methane gas separating equipment and other expenses related to our CO2 separator project.

     We had accrued income of $96,193 from our Ukraine joint venture in United Engineering Company during the first three quarters of 2001, as compared with accrued income of $123,397 from this source in the same period in 2000. Our foreign currency loss of $13,142 during the first three quarters of 2000 compared favorably with a gain of $4,970 from this source during the same period in 2001.

     We experienced a net loss of $504,987 in the first three quarters of 2000 as compared to a net loss of $1,307,433 in the first three quarters of 2001. The loss per share of common stock was $0.16 for the first three quarters of 2000 compared to a net loss per share of $0.25 in the first three quarters of 2001.

     Outlook
     -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     We are optimistic for our future, particularly with regard to the fourth quarter of 2001 and 2002. Our CO2 separator project appears to be extremely promising, with negotiations underway with Resource Technology Corporation regarding the extraction of methane gas from five landfills in the U.S.A.

     The company's future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the company to obtain needed additional capital, loss of personnel - particularly Chief Executive Officer Donald S. Robbins or Executive Vice President and Chief Financial Officer Gordon
W. Allison - as a result of accident or for health reasons, interruptions in the supply of equipment from manufacturers of the equipment, the development of competing products by well-capitalized competitors, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company's products.

Item  6.          Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Exhibit  No.                    Description
     ------------                    -----------

           3          -     Amended  and  Restated  Articles of Incorporation of
                            Consortium  Service  Management  Group,  Inc.*

           3.1        -     Bylaws  of  Consortium  Service  Management   Group,
                            Inc.*

          10          -     Founders'  Agreement of United Engineering Company*

          10.1        -     Statutes  (Bylaws) of United Engineering Company*

          10.2        -     Agreement  of  April  24,  1996  between  Consortium

                            Service Management Group, Inc. and The L Group, Inc. concerning tissue bonding technology* (rescinded in January 2000)

          10.3        -     Agreement  of  July  9,  1996   between   Consortium
                            Service  Management Group,  Inc.  and  International
                            Welding concerning tissue bonding  technology*

          10.4        -     Agreement  among   Consortium   Service   Management
                            Group,  Inc., United Engineering Company and Ivan V.
                            Semenenko, the inventor of the anaerobic farm waste technology*

          10.5        -     Agreement  of  June 9, 1998 among Consortium Service
                            Management  Group, Inc.,  The  Sumy  Frunze  Machine
                            Building  Science  and  Production Association,  and
                            United Engineering Company concerning the anaerobic farm waste technology*

          10.6        -     Agreement   between   Consortium  Service Management
                            Group,  Inc.  and  Western  Waste  Management,  Inc.
                            concerning the anaerobic farm waste  technology*

          10.7        -     Agreement  between   Consortium  Service  Management
                            Group,  Inc.  and   Aardema  Dairy  concerning   the
                            anaerobic farm waste technology*

          10.8        -     Agreement   between  Consortium  Service  Management
                            Group, Inc. and John and Ruth Beukers concerning the anaerobic farm waste technology*

          10.9        -     Agreement  of  December 1998  between  International
                            Welding Association of  Kiev, Ukraine and Consortium
                            Service Management Group, Inc. concerning the carbon dioxide separator technology*

          10.10       -     Operating   Agreement   of   June  14,  2001 between
                            Consortium  Service  Management   Group,  Inc.   and
                            Resource Technology Corporation***

          10.11       -     Contract   Agreement   Effective   August  14,  2000
                            between   Consortium   Service   Management   Group/
                            Anaerobic Farm Waste Co. and Rondeau Anaerobic***

          10.12       -     Contract    IAW-USA     002-PR-19.04.2000    between
                            International Association  Welding,  Kiev  and  E.O.
                            Paton  Electric  Welding Institute National  Academy
                            Science  Ukraine  and  Consortium Service Management
                            Group,  Inc.***

          10.13       -     Contract    IAW-USA     003-PR-19.04.2000    between
                            International  Association  Welding, Kiev  and  E.O.
                            Paton  Electric  Welding Institute National  Academy
                            Science  Ukraine  and  Consortium Service Management
                            Group,  Inc.***

          10.14       -     Contract    IAW-USA     004-PR-19.04.2000    between
                            International Association  Welding,  Kiev  and  E.O.
                            Paton  Electric  Welding Institute  National Academy
                            Science  Ukraine  and  Consortium Service Management
                            Group,  Inc.***

          10.15       -     Contract    IAW-USA     005-PR-19.04.2000    between
                            International Association  Welding,  Kiev  and  E.O.
                            Paton  Electric  Welding Institute National  Academy
                            Science  Ukraine  and  Consortium Service Management
                            Group,  Inc.***

          10.16       -     Contract    IAW-USA     006-PR-19.04.2000    between
                            International Association  Welding,  Kiev  and  E.O.
                            Paton  Electric  Welding Institute National  Academy
                            Science  Ukraine  and  Consortium Service Management
                            Group,  Inc.***

          10.17       -     Contract    IAW-USA     007-PR-19.04.2000    between
                            International Association  Welding,  Kiev  and  E.O.
                            Paton  Electric  Welding Institute  National Academy
                            Science  Ukraine  and  Consortium Service Management
                            Group,  Inc.***

          10.18       -     Contract    IAW-USA  008-PR   between  International
                            Association Welding,  Kiev, Ukraine  and  Consortium
                            Service Management Group, Inc.***

          16          -     Letter dated January 29, 2000 from Jaak (Jack) Olesk
                            to  Consortium Service  Management  Group,  Inc. Re:
                            Termination as Auditor**

          99          -     Ukraine  Ministry  of  Health,   State   Department,
                            Certificate  of  State Registration No.  1105-193***

     *Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.


(b)     Forms  8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 16, 2001                    Consortium Service Management Group,
Inc.


                                            By/s/Gordon  W.  Allison
                                              ----------------------------------
                                              Gordon W. Allison,  Vice President
                                                and Chief Financial  Officer