Form 10QSB/A
period 1999-06-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2001-12-03
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-QSB

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



                    Consortium Service Management Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Texas                           0-27359                       74-2653437
 --------------              ------------------------          --------------
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

     Transitional  Small Business Disclosure Format (check one):  Yes    No X

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999


                                     ASSETS
                                     ------

                                                                      9/30/99
                                                                      -------

CURRENT  ASSETS
---------------
Cash                                                                 $  (1,069)
Marketable  Securities
Accounts  Receivable  -  Alba                                           17,800
Notes  Receivable                                                          600
                                                                      --------

     Total  Current  Assets                                             17,331


FIXED  ASSETS
-------------
Furniture,  Fixtures,  Equipment                                        58,518
Less:  Accumulated  Depr.                                              (26,114)
                                                                      --------
     Total  Fixed  Assets                                               32,404


OTHER  ASSETS
-------------
Employee  Advance                                                       30,565
Accounts  Receivable  -  Other                                           2,474
Investment  -  United Engineering Co. Inc.                             168,392
Founders  Fund                                                          73,843
                                                                      --------

     Total  Other  Assets                                              275,274
                                                                      --------

     Total  Assets                                                   $ 325,009
                                                                      ========



                  The accompanying notes are an integral part
                          of these financial statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 1999


                                  LIABILITIES
                                  -----------

                                                                      9/30/99
                                                                      -------

CURRENT  LIABILITIES
--------------------
Accounts  Payable                                                   $    6,500
Taxes  Payable                                                          12,852
Notes  Payable  To  Stockholders                                       406,797
Interest  Payable                                                       22,904
Other  Current  Liabilities                                             31,000
                                                                     ---------
     Total  Current  Liabilities                                    $  480,053


                              STOCKHOLDERS' EQUITY
                              ---------------------

Preferred  Stock  $.001  par  value,                                $       76
10,000,000  shares  authorized;
75,669  shares  issued  and  outstanding

Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
2,271,233  shares  issued  and
outstanding  at  December  31,  1998  and
2,948,095  issued  and  outstanding
at  September  30,  1999                                                 2,948

Additional  Paid  In  Capital                                        1,829,539

Deficit  Beginning  of  Period                                      (1,813,738)
Current  Period  Loss                                                 (138,734)
Foreign  Exchange  Loss                                                (35,135)
Deficit  End  of  Period                                            (1,987,607)

     Total  Stockholders  Equity                                      (155,044)
                                                                     ---------
     Total  Liabilities  and
     Stockholders  Equity                                           $  325,009
                                                                     =========




                  The accompanying notes are an integral part
                          of these financial statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF OPERATIONS

                                QUARTER ENDED  QUARTER ENDED   9 MONTHS ENDED  9 MONTHS ENDED
                                SEP. 30, 1999  SEP. 30, 1998   SEP. 30, 1999   SEP. 30, 1998
                                -------------  -------------   --------------  --------------
Revenues                                  0              0               0               0

General  and
Administrative Expenses              33,425         84,223         133,781         186,456
  Funded  R & D                           0         79,542          21,217         209,556
Cost  of  Funded  R  &  D             5,332         79,726          39,234         172,058
  Net  R  &  D  Cost                  5,332            184          18,017         (37,498)
Operating  Loss                     (38,757)       (84,407)       (151,798)       (148,958)

Interest  Income                          8                             17

Interest  in  Income
From  Unconsolidated
Companies                             4,349         39,935          13,047         119,806

Foreign  Currency  (Loss)           (11,711)                       (35,135)
                                  ---------      ---------       ---------       ---------

Loss  From  Continuing
Operations                          (46,111)       (44,472)       (173,869)        (29,152)

Income  Taxes
Net  Loss                           (46,111)       (44,472)       (173,869)        (29,152)

Net  Loss  Per  Share
Common  Stock  -  Basic
and  Diluted                           (.02)          (.02)           (.06)           (.01)

Weighted  Average
Common  Shares
Outstanding                       2,948,095 SHS  2,271,233 SHS   2,776,070 SHS    2,271,233 SHS


   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                              9 MONTHS ENDED     9 MONTHS ENDED
                                              SEP. 30, 1999      SEP. 30, 1998
                                              --------------     ---------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
----------------------------------------
Net  Loss                                         (173,869)            (29,152)
Equity  Income  From  Investees                    (13,047)           (119,806)
Increase  Other  Liabilities                        31,000
Increase  Other  Receivables                        (2,474)
Foreign  Currency  Exchange  Loss                   35,135
Decrease  Accounts  Payable                         (9,120)
Decrease  Payroll  Taxes  Payable                     (503)            (13,052)
Dividends  From  Investee                            8,390
Depreciation                                         5,783               5,783
                                                 ---------           ---------
Net  Cash  Used  in  Operations                   (118,705)           (156,227)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
----------------------------------------
Increase  Employee  Advances                       (30,565)            (39,533)
Increase  Notes  Receivable                                               (600)
Purchase  Equipment  &  Other
  Depreciable  Assets                                                  (24,650)
Purchase  Securities
                                                 ---------           ---------
Net  Cash  Used  In  Investing                     (30,565)            (64,783)

CASH  FLOWS  FROM  FINANCING
----------------------------
Increase  In  Common  Stock                            677
Increase  In  Paid  In  Capital                    375,978
Increase  (Decrease)  in  Notes  Payable          (278,633)            228,750
                                                 ---------           ---------
Net  Cash  From  Financing                          98,022             228,750

Net  Increase  (Decrease)  In Cash                 (51,248)              7,740
Cash  Beginning  of  Period                         50,179               9,497
Cash  End of Period                                 (1,069)             17,237


     The accompanying notes are an integral part of these interim financial statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS



                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited unconsolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 1998.


                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net loss of $(173,869) for the nine months ended September 30, 1999 and when combined with prior year net losses, raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise additional operating funds through equity and/or debt offerings and the sale of technologies. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long term planned revenues of the company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - Third Quarter of Fiscal Year 2000 Compared to Third
     ---------------------------------------------------------------------------
     Quarter  of  Fiscal  Year  1999
     -------------------------------

     There were no revenues received during the third fiscal quarter of 1999 or in the third fiscal quarter of 1998.

     We nevertheless provided research and development services, for which we will be unable to bill, that cost $5,332 during Q3 1999 as compared with services that cost $79,726 in Q3 1998 but which had been funded to the extent of $79,542 - or all but $184 - in Q3 1998 by Frantz Medical Group for our tissue bonding project. The reason we will not be able to bill for our services during Q3 1999 is that these services, which were the development of a strategic marketing plan for the Anaerobic Farm Waste project and the CO2 Separator project, are not chargeable to any customers.

     Our general and administrative expenses for Q3 1999 were $33,425, a $50,798 or 60.3 percent reduction in general and administrative services of $84,223 in Q3 1998. The reasons for the reduction were reduced officers' salaries, reduced day-to-day operating expenses, and reduced foreign and domestic travel expenses.

     Our operating loss of $38,787 in Q3 1999, as compared with an operating loss of $84,407 in Q3 1998, was offset by our interest in the income of United Engineering Company, our Ukraine joint venture company, of only $4,349 in Q3 1999, as compared with $39,935 in Q3 1998. We further suffered a foreign currency loss of $11,711 in Q3 1999.

     Because of the above, we suffered a net loss of $46,111 during Q3 1999 as compared with a net loss of $44,472 during Q3 1998.

     Results  of  Operations - First Three Quarters of Fiscal Year 2000 Compared
     ---------------------------------------------------------------------------
     to  First  Three  Quarters  of  Fiscal  Year  1999
     --------------------------------------------------

     We had no revenues in the first nine months of 1999 and no revenues in the first nine months of 1998.

          General and administrative expenses in the first nine months of 1999 were $133,781 compared with general and administrative expenses of $186,456 during the first nine months of 1998. The reduction in general and administrative costs is due to lower foreign and domestic travel expenses, reduced day-to-day operating expenses, and lower officers' salaries.

     Our operating losses were approximately the same both years - $151,798 the first nine months in 1999 and $148,958 the first nine months of 1998. But there was a significant shift in operations in 1999 - away from the funded tissue bonding project in 1998 to the anaerobic farm waste and CO2 separator projects.

     We suffered a net loss of $173,869 during the first nine months of 1999, an increase of about six times the net loss of $29,152 during the same period of 1998. The reason: our shift away from a funded tissue bonding project to the anaerobic farm waste and CO2 separator projects.

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

     We have completed a letter of intent to install one carbon dioxide separator plant in Alabama. We should negotiate and execute the contract during the first quarter of 2000. If so, we expect to manufacture and install the plant by the third quarter of 2000 with revenue commencing during that quarter.

     Management's  Statement  on  Y2K
     --------------------------------

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

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Exhibit                              Item
     -------                              ----

           3     -  Amended and Restated Articles of Incorporation of Consortium
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

          10.10  -  Operating  Agreement  of  June  14,  2001 between Consortium
                    Service  Management  Group,  Inc.   and  Resource Technology
                    Corporation***

          10.11  -  Contract   Agreement  Effective  August  14,  2000   between
                    Consortium Service Management Group/Anaerobic Farm Waste Co.
                    and Rondeau Anaerobic***

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

          27     -  Financial  Data  Schedule+

          27.1   -  Financial  Data  Schedule

          99     -  Ukraine Ministry of  Health,  State  Department, Certificate
                    of  State  Registration  No.  1105-193***

     *Previously  filed  with  Form  10-SB;  incorporated  herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; incorporated herein.

     +Previously  filed  with  Form  10-QSB  09-30-99;  incorporated  herein.


 (b)     Reports  on  Form  8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  October  31,  2001            Consortium  Service  Management
                                     Group,  Inc.


                                     By/s/Gordon  W.  Allison
                                       -----------------------------------------
                                       Gordon W.  Allison,  Vice  President  and
                                         Chief  Financial  Officer