Form 10KSB
period 1999-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2001-12-03
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-27359

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                 (Name of small business issuer in its charter)

         Texas                                                74-2653437
------------------------                             --------------------------
(state of incorporation)                             (IRS Employer I.D. Number)

                   500 North Shoreline Drive, Suite 701 North
                            Corpus Christi, TX 78471
                   ------------------------------------------
                      (Address principal executive offices)

                    Issuer's telephone number: 512-887-7546

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

                        Preferred Stock, $0.001 par value
                        ---------------------------------
                                (Title of class)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $10,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,049,422 computed by reference to the $0.65 average of the bid and asked price of the company's Common Stock on August 29, 2001.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 29, 2001: 5,624,218 shares of Common Stock, $0.001 par value.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item     1.     Description  of  Business                                     1

                Business  Development                                         1
                Business  of  the  Company                                    4
                     Live  Tissue  Bonding  Equipment                         4
                     Anaerobic  Farm-Waste  Disposal  Equipment               5
                     Carbon  Dioxide  Separator                               7
                     Raw  Materials  and  Suppliers                           8
                Distribution  Methods                                         8
                Competition                                                   9
                Patents,  Trademarks  and  Licenses                           9
                Government  Approval  and  Regulations                        9
                Year  2000  Computer  Problems                               10
                Research  and  Development                                   10
                Cost  of  Compliance  with  Environmental  Laws              10
                Seasonality                                                  10
                Employees                                                    11

Item     2.     Properties                                                   11

Item     3.     Legal  Proceedings                                           11

Item     4.     Submission  of  Matters to a Vote of Security Holders        11

Item     5.     Market for Common Equity and Related Stockholder Matters     11

                Holders                                                      12
                Dividends                                                    12
                Recent  Sales  of  Unregistered  Securities                  12

Item     6.     Management's  Discussion  and  Analysis                      13

                Sales                                                        14
                Selling,  General  and  Administrative  Expenses             14
                Net  Loss                                                    14
                Liquidity  and  Outlook                                      15

Item     7.     Financial  Statements                                        15

Item     8.     None

Item     9.     Directors, Executive Officers, Promoters and
                  Control Persons; Compliance  with  Section  16(a)
                  of  the  Exchange  Act                                     28

Item     10.     Executive  Compensation                                     30

Item     11.     Security Ownership of Certain Beneficial
                   Owners and Management                                     30

Item     12.     Certain  Relationships  and  Related  Transactions          31

Item     13.     Exhibits  and  Reports  on  Form  8-K                       31

                 Signatures.                                                 34

ITEM     1.     DESCRIPTION  OF  BUSINESS.

Business  Development
---------------------

     We were incorporated on November 17, 1992 in the State of Texas. We conduct our business from our headquarters in Corpus Christi, Texas; from offices in Oklahoma City, Oklahoma; and from offices in Kiev, Ukraine. We first had revenues from operations in 1995.

     We believe we are unique in our business mission. We facilitate the transfer to the U.S. and other developed countries of technologies developed by the scientists and engineers of Ukraine.

     We have a formal relationship with several prestigious organizations in Ukraine. They have, as their stockholders or members, many of Ukraine's leading scientists, engineers and technicians. We formalized our relationship with them in February 1994 when we registered with the Ukraine Government a Ukraine company owned 50 percent by us and 50 percent by the Ukraine organizations.

     The Ukraine company's name is United Engineering Company. It is called a "joint stock company with a foreign investor." The foreign investor is us. United Engineering Company is authorized by Ukraine law, among other things, to perform classified and secret construction works related to the national security of Ukraine.

     The 50 percent of the stock of United Engineering Company owned by Ukraine organizations is owned by the following companies or organizations:

     - The State Property Fund of Ukraine. It owns all state enterprises and property of the state, and it is represented by:

     - Yuzhnoye (Southern) Machine Building Plant. This is a giant manufacturing complex located in Dniepropetrovsk. It built many of the missiles and nuclear missiles for the former Soviet Union. Today, it manufactures commercial satellites, farming tractors for export, trolley cars, and other heavy products.

     - Design Bureau "Yuzhnoye". This organization was established in 1954. It developed and turned over to the Ukraine Army several generations of missiles (specifically, SS-18 "Satan" satellite and the launch rockets "Cyclone" and "Zinet"), space carrier rockets, and artificial satellites. Design Bureau employs several thousand researchers and production engineers and is the leading enterprise in Ukraine for the development of rocket and other jet systems. It also is the leading enterprise for the elimination of launching sites in Ukraine. The Bureau also works on conversion projects, trolley busses, pumps for the oil industry, small-sized vehicles for cleaning city streets, and devices for manufacturing margarine, oils, etc. It is under the direction of Academician Stanislav Nikolayevich Konyukhov, who also is president of United Engineering Company.

     - Trust No. 5 for Special Construction Works. This organization believes itself to be the highest technical and most qualified engineering firm in the former Soviet Union. It was involved in building all of the former Soviet Union's nuclear and non-nuclear missile launching pads and silos, the Soviet space station, several chemical and oil industry plants and pipelines, and other installations requiring the highest technologies of the former Soviet Union.

     -    E.O.  Paton  Institute  of  Electric  Welding.  This  organization was founded in 1934 by the Academy of Sciences of the Ukraine S.S.R. It is headed today by Professor Boris Paton, the president of the Ukraine Academy of Sciences. It developed the collapsible, titanium-welded, building-structure technology that was used in the construction of the Soviet space station "MIRE." We believe the Paton Institute is one of the world's most prominent scientific institutions involved in metal casting and bonding ceramics, microwave bonding of metals and plastics, explosive welding and cutting, welding in space and underwater, electro metallurgy, protective coatings, and bridge building and coating. It employed at one time more than 5,000 scientists and engineers and employs today more than 200 engineers and executives. It has joint ventures with several multinational companies and governmental agencies including the U.S. Department of Energy and NASA.

     - Spivdruznist Business Association. This was formed by major defense enterprises to develop and implement methods of dismantling munitions and converting the metals and explosive by-products to commercially marketable products. It is composed of 6 large manufacturing facilities that developed and manufactured explosives, weapons and military equipment during the Cold War.

     - Pivdenexo, Ltd. This is a research, development and production-design "think tank."

     The above organizations, working with us as their equal partners in United Engineering Company, as well as other organizations in Ukraine look to us to fill two roles:

     - Inside Ukraine. When they negotiate with western nation enterprises expecting to do business in Ukraine, we bring to the negotiating table our experience in negotiating agreements with market-oriented enterprises.

     - Outside Ukraine. After we first identify technologies developed in Ukraine that appear to have promising commercial application, we introduce companies in the U.S. and in other developed countries to these technologies and attempt to negotiate technology transfer agreements between them and the Ukraine organizations.

     There are no specific funding arrangements required of the stockholders of United Engineering Company. Projects are funded on a case-by-case basis. An aggregate of $2,078,072 in costs have been contributed to projects by us and the

Ukraine shareholders of United Engineering. Of this $2,078,072, we contributed $601,788 plus $692,563 in distributions to which we were entitled but chose to reinvest rather than to receive.

     We have recovered $218,176 of our share of the costs of United Engineering projects. We wrote off $323,612 of these costs because we do not expect to recover this amount of these costs within one year, even though we do expect to recover these funds over the next several years.

     The reasons we have reinvested $692,563 rather than receive these funds as distributions are that our Ukraine co-shareholders also made such reinvestments and that such reinvestments avoided United Engineering's borrowing funds from Ukraine banks at interest rates that ranged between 35 percent to 190 percent a year.

     Business in Ukraine is built on personal relationships and trust as well as dealing with people who have the authority to make a project work. In late 1992 and early 1993 we dealt with middle management people who had good ideas but could not make anything happen. We then developed personal relationships with partners such as the President of the Academy of Science, Yuzhnoye Machine Building, Yuzhnoye Design Bureau and the 43rd missile army. We were then able to reach the proper leaders and decision-makers to make our progress easier in working through the bureaucratic process.

     Ukraine requires a good deal of documentation for both the national and regional governments. We have found these problems are best solved by our Ukraine partners, who are accustomed to dealing with these issues and know how to work through the bureaucratic process.

     The economic laws in Ukraine change often, and our offices deal with the changing laws on a weekly basis. In Ukraine and throughout the former Soviet Union there is constant change in the economic conditions as well as high inflation. We have seen bank loan interest rates fluctuate from a high of 190 percent per annum to a low of 35 percent per annum. We and the Ukraine shareholders in United Engineering Company reinvest the majority of our profits to avoid paying these high loan rates.

     The local currency falling on the international currency markets has had a strong negative impact on our balance sheet. The exchange rate fell from 1.54 Hryvna to the dollar in 1997 to 5.5 Hryvna to the dollar in 1999.

     We have experienced hyperinflation during some years. This has been neutralized somewhat as a result of the UEC contracts being negotiated in U.S. dollars and UEC's having been able to take advantage of the exchange rate fluctuations. Once the U.S. funds are received by UEC and converted to Hryvna, the exchange rate works against us, as the amount of profit and dividends is adjusted to the December 31 currency exchange rate. The primary step taken to offset the currency exchange problem and inflation problem is for UEC to hold the U.S. currency as long as possible before converting to Hryvna. UEC has also invested in a number of inflation sensitive assets that it uses in day-to-day operations, such as ownership of its offices in Kiev, Dneipropetrovsk and Pervomyisk. Other difficulties such as language barrier and local customs have been solved by hiring quality Ukrainian, bi-lingual, English-speaking staff and training them to meet our standard and expectations of doing business.

     There are no restrictions related to our investment in United Engineering Company including restrictions on its ability to declare and record dividends.

     Inside Ukraine, we have assisted United Engineering Company in its negotiation of contracts for the dismantling of the Ukraine nuclear and non-nuclear missiles, silos, and related equipment. This dismantling is required by the treaty known as START and will be paid for by the U.S. and other western countries. The Ukraine members of UEC designed, built and commanded these missiles and silos, are logical organizations to dismantle them, and are expected to receive a substantial portion of the contracts to dismantle them.

     Since 1995 United Engineering Company has completed contracts with U.S. contractors for more than $6.0 million with respect to ICBM dismantlement in Ukraine and for more than DM4.7 million in contracts with the German Government and German contractors for new methods of dismantling ICBM silos.

     Outside Ukraine, we have identified several promising Ukraine-developed technologies. We have been both successful and unsuccessful in negotiating technology transfer agreements between United Engineering Company or one of its constituent Ukraine organizations and companies in the U.S. We have successfully negotiated technology transfer agreements for the projects set forth below.

Business  of  the  Company
--------------------------

     Live Tissue Bonding Equipment. The E.O. Paton Electric Welding Institute of Kiev, Ukraine developed equipment that bonds blood vessels and soft tissues in substantially less time than other technologies take and apparently leaves no or minimal trace scar tissues after a lapse of six to seven months.

     The equipment bonds the soft biological tissue with a special miniature surgical tool. No glues, sutures, staples or other foreign matter are used. The process is best described as a welding process. The scar tissue is either minimal or non-existent. Tests conducted in Louisville, Kentucky by U.S. surgeons on rabbits' stomachs resulted in scar tissue only forty microns wide six months after surgery. It appears that the Ukraine scientists have developed a superior, all-purpose, seamless method of bonding soft biological tissues, which method is characterized by simple manipulation applicable to different surgical operations and the fast restoration of tissues without the formation of coarse scars. Apparently there is no need for prolonged special training of surgeons and surgical personnel.

     The Ukraine prototype for the equipment was successfully demonstrated to physicians and surgeons in the U.S. in June 1996 on the blood vessels, nerves and stomachs of rats and rabbits. Additional, subsequent demonstrations on animals were performed in Ukraine by Ukraine surgeons with U.S. surgeons in attendance. In 1998 the U.S. surgeons performed successful tests on animals in Louisville, Kentucky. Testing on humans in Ukraine began in mid-year 1998. One patient had a blood vessel welded, and the other patient had a torn uterus repaired using minimally invasive surgery tools. According to the Ukraine doctors, both patients recovered in the normal amount of healing time without side effects.

     U.S. and international patent applications on the process were filed in February 1999, but no patents have been issued. The exclusive world rights have been assigned to us, and we will own the patent rights during the duration of the patents should they be issued.

     We have submitted no applications, requests or testing results to the Federal Drug Administration. We have not marketed the bonding equipment in the Ukraine or any other non-U.S. country and have no plans at this time to do this. Our plans for 2000 are to manufacture prototypes only in Ukraine and to set up fully controlled clinical trials in Ukraine for comprehensive human testing. We expect to begin this clinical work in May 2000. We will need approximately $260,000 for this work in Ukraine over the next eight months. We are currently negotiating with a group of private investors who are familiar with our company for these funds.

     We estimate that in excess of $1.5 million have been expended in developing the project and that $1.5 million of additional funds must be expended to bring this product to market. We estimate that the first surgical equipment will be manufactured in the U.S. in 2001.

     This project is still in the development stage, even though the Ukrainians have created a finished product in their special miniature surgical tool. Improvements in the tool are possible, and testing on live tissue of humans to U.S. testing standards is required. Approval of the process and equipment by the Federal Drug Administration is required. The Louisville, Kentucky surgeons report that their recent studies are very favorable, that they need additional experimentation for which they will apply for a short study grant from the FDA, and that with the grant they will proceed to early human studies.

     Anaerobic Farm-Waste Disposal Equipment. We are marketing a closed system, no lagoon, anaerobic plant that:

     -    processes  farm-animal  waste  into  a  high grade organic fertilizer,

     -    captures  the  methane  gas  for  commercial  use,

     -    reduces  the  odor,  and

     -    prevents  all  runoff  and  contamination  of  the  environment.

     This processing plant was developed in Ukraine before the breakup of the Soviet Union. The developer is a more-than-100-year-old Ukraine joint stock company that is the Ukraine's largest enterprise that manufactures equipment for the petroleum and chemical industries. The company's name is Sumy Frunze Machine-Building Science-and-Production Association, called herein "Frunze." We have obtained the exclusive, worldwide rights to market Frunze's anaerobic farm-waste disposal plant.

     Frunze developed the processing plant to solve the above-mentioned problems that were associated with a 3,000-head swine farm located in the center of a city of 400,000 people. The plant has operated successfully for more than twelve years.

     This technology was patented in 1991 in U.S.S.R. Patent applications have not been filed in the U.S. Frunze has assigned to us the worldwide rights to market, distribute, license and service products covered by the U.S.S.R. patents and any upgrades of the 17-year-duration patents. This assignment extends until June 4, 2019 but will become non-exclusive if, after the first plant is installed and fully operational in the U.S., we fail to place orders annually for at least $1 million in plant and equipment to be manufactured in Ukraine. We are required to pay royalties equal to five percent of the costs of all equipment manufactured in Ukraine.

     Under our license agreement with United Engineering Company and the Ukraine inventor, Ivan Semenenko, the Ukrainians are

     - to design each anaerobic farm-waste disposal facility after visiting the site where it is to be placed,

     - to construct all of the facility in Ukraine except for the electric motors, generators, tanks and computer controls,

     - to oversee the installation and startup of the facility at each project site, and to  provide  equipment  warranties  acceptable  to  us.

     Our  obligations  are

     -    to  obtain  contracts  for  the  installation  of  the  facilities,

     - to pay the expenses of the Ukrainians' visits to the U.S. or other countries in the performance of their obligations under the license,

     - to pay for and arrange for the delivery to the facility sites of all equipment not manufactured in Ukraine, and

     - to act as a liaison between the Ukrainians and persons in the countries where facilities are to be installed.

     United Engineering Company coordinates our relations with Frunze, the manufacturer, in Ukraine. The plants will be custom designed for each user. The major portion of each plant will be manufactured initially, at least, by Frunze in Ukraine. The electric motors, generators, tanks and computer controls will be obtained in the U.S. Approximately 70% of the cost of a plant will be for Ukraine-manufactured parts at a cost far less than could be obtained in the U.S.

     We are attempting to market this technology ourselves in Oklahoma and in other states. We are negotiating contracts now. We expect contracts to be executed during the fourth fiscal quarter of 2000.

     We believe a considerable market exists for the plant, should it be accepted by the industry. At the end of 1997 there were 1,520 U.S. swine farms with 5,000 head or more.

     The cost of a Farm Waste Anaerobic Plant can be recovered by the farmer or producer over time from:

     -    organic  fertilizer  sales,

     - methane gas converted to electricity used on the farm and sold commercially,

     -    elimination  of  waste  lagoon  expense,  and

     -    reduction  of  other  operating  costs.

     Of major public relations importance is the near total elimination of foul odors. The only exposure of the animal waste to the atmosphere is the one-day-or-less period that elapses before it is hosed or scraped to the pump site for transportation to the closed storage tanks or directly to the processing plant. Little decomposition and emission of gases occur during this initial period.

     Of  major  health  importance  are:

     - the elimination of the volatile organic acids, which are consumed by the gas-producing bacteria,

     -     the  elimination  of  surface  and  ground  water  contamination, and

     - the dramatic reduction of pathogen populations in the heated digesters.

     We have met resistance from swine and dairy farmers, in our efforts to sell our Farm Waste Anaerobic Plant, due to the long period of time required for small farms to recover the costs of the plant and due to falling milk prices. We had two contracts to lease plants to dairy farms near Twin Falls, Idaho, but both farms cancelled the contracts and forfeited $10,000 each for the engineering and design services we had performed, all due to fallen milk prices.

     Carbon Dioxide Separator. We own the exclusive and perpetual world rights to service, license and market certain unpatented equipment manufactured in Ukraine that separates carbon dioxide and other impurities from the gas produced in landfills. The equipment converts the remaining gas to a cleaner, 98-percent pure methane gas for use in internal combustion engines or for sale to natural gas companies. This equipment was developed for us by the Institute of Gas, Ukraine National Academy of Sciences and will be manufactured for us only by Sumy Frunze in Sumy, Ukraine. We are now marketing this equipment.

     The manufacturing costs of our CO2 separator plants are substantially lower than the costs of competitive units. We have executed a joint venture agreement with Resource Technology Corporation of Chicago, Illinois, to exploit this technology. Our first plant will be placed on a landfill in Mount Vernon,

Alabama. The plant will be manufactured in Ukraine. The landfill operator will provide all other equipment needed as well as the operations. Our agreement with Resource Technology Corporation requires us to provide the plant and bring it to the U.S. We require approximately $600,000 to fulfill our obligations under the agreement. Resource Technology Corporation will contribute cash, all necessary government approvals, all piping, tanks and other auxiliary equipment, the cost of which is estimated to be approximately $1,200,000. Revenue from the plant will be shared 65 percent for Resource Technology Corporation and 35 percent for us until payout of costs, at which time revenue will be shared equally. We are attempting to sell a 40-percent interest in our share of this matter for the $600,000 amount of our obligations. The consent of Resource Technology must be obtained for such a sale, which consent "may not be unreasonably withheld."

     Our equipment is now ready to be fabricated in Ukraine, and we will be obligated by November 2000 to make final payment for it and pay the shipping and installation costs. Should we not be able to sell a 40 percent interest in our interest in the joint venture, we believe we can obtain the funds required of us from shareholders of our company who have provided us funds in the past. Resource Technology is working on obtaining the necessary government approvals and expects to obtain them soon. We expect to receive our first revenues from this project during the first quarter of 2001.

     Raw  Materials,  Supplies  and  Manufacturing
     ---------------------------------------------

     No  manufacturer  has  been  selected  for  the  tissue  bonding equipment.

     The anaerobic plants will be manufactured in Ukraine by Sumy Frunze in cooperation with United Engineering Company at a cost far less than what it would cost in the U.S.

     The carbon dioxide separator plants will be manufactured in Kiev, Ukraine by Sumy Frunze in cooperation with International Welding Association, again at a cost far less than what it would cost in the U.S.

     Distribution  Methods
     ---------------------

     We propose to negotiate with a medical equipment manufacturing company to market and distribute the live tissue bonding equipment once Federal Drug Administration approval is obtained. We have no specific manufacturing company to do this at this time.

     We have organized a majority-owned subsidiary, Anaerobic Farm Waste, Inc., to own and lease the anaerobic farm waste disposal equipment. The officers of our company are also the principal officers of the subsidiary company.

     We are marketing our CO2 separator equipment through the joint venture with Resource Technology Corporation.

     Competition
     -----------

          Live tissue bonding equipment. We have the only equipment in the world that bonds live tissues with little or no scarring. We are in competition only with older surgical methods of closing tissue openings.

          Anaerobic farm waste disposal plants. There are ten companies that offer various types of anaerobic systems in the U.S. None of these systems processes the manure and water to the extent of the Ukraine-made plant. Further, the costs of design, development, fabrication and construction are higher by multiples in the U.S. than in Ukraine, where high-caliber scientists and engineers are readily available. The plant now in operation in Ukraine is the product of years of experience in designing and building various types of anaerobic plants. The design now in operation has been the most effective and economical for anaerobically processing animal wastes.

          CO2 Separator. Numerous companies make CO2 separators in the U.S. but we believe none can compete with the quality of our separators or with our price. Their prices are multiples of ours. Their separators produce no better than 75 to 90 percent pure methane; ours produce 98-percent pure methane.

     Patents,  Trademarks  and  Licenses
     -----------------------------------

     The live tissue bonding equipment is the subject of patents and patent applications filed by the Ukraine inventor in the Ukraine, the U.S., and other countries. The patents and the patent applications for the U.S., the European Patent Convention, Australia, Canada and Japan have been assigned to us.

     The anaerobic farm-waste disposal equipment was patented in U.S.S.R. in 1991 but is not the subject of any patent application filed in the U.S. The CO2 separator equipment is not the subject of any existing patent; the technology has been known for more than 30 years.

     We have been assigned the exclusive world rights to license, manufacture, market, and distribute both the anaerobic farm waste disposal equipment and the CO2 separator equipment. We will pay a five percent royalty to the Ukrainians when the equipment is installed and fully operational based on the adjusted retail price of the equipment.

     Government  Approval  and  Regulations
     --------------------------------------

     The live tissue bonding equipment must obtain the approval of the Federal Drug Administration before it can be sold to be used on humans in the U.S. We are advised by the Louisville, Kentucky surgeons that their recent studies are very favorable, that they need additional experimentation for which they will apply for a short study grant from the FDA, and that with the grant they will proceed to early human studies.

     The anaerobic farm waste disposal plants and the CO2 separator plants require no governmental approval before being placed into use, but the results of their usage are subject to the oversight authority of the Environmental

Protection Agency. Because we expect the results of their usage will enable cattle, swine and chicken farmers-producers and landfill operators to comply with EPA regulations, we believe the plants will be readily accepted in the U.S.

     Year  2000  Computer  Problems
     ------------------------------

     We believe we do not face material costs, problems or uncertainties about the year 2000 computer problem. This problem affects many companies and organizations and stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. We are newly organized and use off-the-shelf and easily replaceable software programs for our office work. We have yet to devise any software programs for our live tissue bonding, anaerobic farm-waste disposal or CO2 separator projects.

     The animal-waste anaerobic plants will not be installed until 2001, and the computer controls for the facilities will not be designed, ordered or installed until 2001. The CO2 separator plants also will not be delivered or installed before late 2000.

     The worst case scenario involving Year 2000 issues would be that United Engineering Company - the manufacturer of the anaerobic farm-waste disposal facilities, the company to be selected to manufacture the live tissue bonding tools, or Sumy Frunze of Sumy, Ukraine - the manufacturer of the CO2 separator plants - should experience significant Year 2000 problems that would delay the delivery of the equipment they are to manufacture. We have no contingency plan for dealing with such a matter; we will simply have to delay our operations until any such Year 2000 problems are solved at the manufacturers' level.

     We have been orally advised by the Ukraine manufacturers of our anaerobic farm waste plants and our CO2 separator plants that they are Year 2000 compliant. Should either of them not be Year 2000 compliant and should difficulties arise, we will have to delay our operations until they work out their problems.

     Research  and  Development
     --------------------------

     We  expend  no  funds  on  research  and  development.

     Cost  of  Compliance  with  Environmental  Laws
     -----------------------------------------------

     We have no direct costs in complying with environmental laws. Our anaerobic farm waste disposal plants are designed to dispose of farm waste in a manner that meets all environmental regulations. The same is true with regard to our CO2 separator plants. The users of this equipment have an environmental waste disposal problem caused by their other operations. Their cost of complying with environmental regulations is our share of the revenue produced from the installation and use of our equipment.

     Seasonality
     -----------

     There  is  no  seasonal  aspect  of  our  business.

     Employees
     ---------

     We employ three persons full time in the U.S. and two persons full time in Kiev, Ukraine.

ITEM     2.     PROPERTIES

     We  lease  office  space  in  the  following  cities  as  follows:

                             Approximate          Monthly       Term  of
                             Square  Feet         Rental         Lease
                             ------------         -------       --------
     Corpus  Christi,  TX       1,000            $   500       08-31-2001
     Oklahoma  City,  OK          500            $   500     Month-to-Month
     Kiev,  Ukraine               800            $ 1,200     Month-to-Month

ITEM     3.     LEGAL  PROCEEDINGS

     Neither  the  company  nor  our  property  is  a party to any pending legal
proceeding   or   any   known  proceeding  that  a  governmental   authority  is
contemplating.

ITEM     4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM     5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
                MATTERS

     The company's Common Stock was but is no longer quoted on the OTC Bulletin Board. Its symbol was "CTUM" until October 1999 at which time the symbol was changed to "CTUME.OB." The symbol change reflected the fact that the OTC Bulletin Board would remove the company's stock from its system on November 4, 1999 unless, prior to such date, the company should have entered the financial statements reporting system of the Securities and Exchange Commission. On November 4, 1999 our stock was removed from the Bulletin Board.

     We filed a registration statement with the Commission that became effective November 15, 1999. At such time as the Commission's staff has reviewed the statement and we have amended the statement to satisfy any comments of the Commission's staff, we will become eligible again to have our common stock quoted on the OTC Bulletin Board. Until such date when we have amended our registration statement to satisfy any comments of the Commission's staff, we anticipate that our common stock will be quoted in the Pink Sheets of the National Quotation Bureau.

     It first traded on April 21, 1998. The range of high and low bid information for our Common Stock is set forth below. The source of this information is the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

                                    High              Low
                                    ----              ---
     1998
     ----
          2nd  Qtr.                 2                1.125
          3rd  Qtr.                 1.3125           0.5
          4th  Qtr.                 0.2813           0.1500

     1999
          1st  Qtr.                 1.6875           0.1500
          2nd  Qtr.                 1.1875           0.5000
          3rd  Qtr.                 1.1250           0.5
          4th  Qtr.                 *                *

     *Removed  from  OTC  Bulletin  Board  on  November  4,  1999.

     On December 31, 1999, there were 3,043,050 shares of Common Stock outstanding. There are 850,000 shares subject to outstanding options to purchase, or securities convertible into, such shares of stock.

Holders
-------

     As of December 31, 1999 there were approximately 126 holders of record of our Common Stock. Some 523,591 shares of Common Stock are held by numerous other shareholders in brokerage accounts under the record name of "Cede & Co."

Dividends
---------

     We have paid no dividends to our common stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

     During the past three years our company sold the following securities without registering the securities under the Securities Act of 1933:

                               No.  of
                               Common
                               Shares               Offering
           Date                 Sold                 Price
           ----                -------              --------
           1997               212,600(1)            $186,950
           1998               174,515(1)(2)           39,451
           4-6-99             602,362(1)             304,155
           12-30-99           169,455(3)             153.243

________________________

(1) The shares were sold pursuant to the exemption from registration provided by Regulation D, Rule 504. The securities were sold through the efforts of our officers and also through the NASD broker-dealer firm of Atlantic Pacific Financial, Inc. A commission of ten percent of the proceeds of sales was paid to Atlantic Pacific Financial, Inc. for sales made by it. No commissions were paid with respect to sales made by the officers of the company. With regard to the above Rule 504 public offering sales, we furnished each prospective investor with an offering memorandum that described our company and generally met the disclosure requirements of Form 1-A of the Securities and Exchange Commission.

(2) Of these shares, 12,965 shares were issued in June 1998 to Diversified Marketing Co. in exchange for financial public relations services valued at $3,000.

(3) These shares were sold to accredited investors in an offering exempt from registration pursuant to Regulation D, Rule 506. The securities were sold by officers of the corporation who received no commissions with regard to the sales.

ITEM     6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     Sales
     -----

     We had revenues of $10,000 in FY 1999 compared with revenues of $9,933 in FY 1998. The 1999 revenues were from our tissue bonding activities conducted in Louisville, Kentucky with Frantz Medical Research. The 1998 revenues represent a refund of a deposit made with a Ukraine joint venture partner with regard to a soybean processing plant project that did not materialize. We did report $17,343 in FY 1999 and $106,140 in FY 1998 as our fifty percent interest in the income of an unconsolidated subsidiary, United Engineering Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This income represents our share of the profits from the missile site conversion activities of United Engineering Company. However, this accrued, but not received, income was more than offset by foreign currency losses of $46,847 in FY 1999 and $290,309 in FY 1998 and by our writing off in FY 1998 as a loss $60,000 owed us by the Ukraine entity.

     Our activities in the U.S. consisted mainly of services we perform for the Louisville, Kentucky surgeons with respect to our live tissue bonding project. These services have been funded by Frantz Medical Research, Inc., represent research and development expenses of the funded project, and our receipts from this project are not taken into income.

     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------

     Our selling, general and administrative expenses were $372,469 in FY 1999 compared with $541,699 during FY 1998. The major items of these expenses were -

     Item                                1999              1998
     ----                                ----              ----
     Interest  expense                 $ 73,130          $134,000
     Loan  expenses                                       191,983
     Consulting  services                 4,500            67,000
     Office  overhead  and  salaries    117,856            48,000
     Travel                              41,766            10,000,  and
     Accounting                          10,692            24,600

     The activities which these expenses were intended to benefit were our anaerobic farm-waste disposal equipment project and our carbon dioxide separator project. These projects - both of which are based upon excellent Ukraine-developed equipment that can be manufactured in Ukraine, brought to the U.S. and installed at considerable savings to the employment of U.S. equipment of comparable or inferior quality - represent a substantial part of our business plan for the future.

     Net  Loss
     ---------

     In fiscal year 1999 we had a net loss of $443,799, or $0.16 a share, compared with a net loss of $784,279 in FY 1998 or $0.37 a share. There was a significant shift in operations in 1999 - away from the funded tissue bonding project in 1998 to the anaerobic farm waste and CO2 separator projects.

     Liquidity  and  Outlook
     -----------------------

     We have never operated at a profit. We were able to stay in operation during 1999 only from the proceeds of $149,989 in new loans made to us by shareholders, from the sale of $304,155 of capital stock for payment on notes, and from the sale of capital stock for $72,507 in cash, $17,032 for services and $63,711 for interest payments. We were able to stay in operation during 1998 only from the proceeds realized from loans of $288,750 made to us by our shareholders and from the sale of $30,000 of capital stock.

     Management believes our prospects for financial liquidity depend upon the following:

     - obtaining contracts for the leasing of our anaerobic farm waste equipment;

     -    obtaining  contracts  for  the  joint  venturing of our CO2 separator;

     - the sale of capital stock in either our company or our subsidiary, Anaerobic Farm Waste, Inc.; and

     - loans to finance the purchase of anaerobic farm waste units and CO2 separators.

At  this time, we have not identified the sources for additional equity capital.

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

ITEM     7.     FINANCIAL  STATEMENTS

     Independent  Auditors  Report                                          16
     Balance  Sheet  December  31,  1999                                    17
     Statement  of  Operations  Year  Ended  December  31,
          1999  and  1998                                                   19
     Statement  of  Cash  Flows  Year  Ended  December  31,
          1999  and  1998                                                   20

                          INDEPENDENT AUDITORS REPORT
                          ---------------------------



To  the  Shareholders  and  Board  of  Directors
Consortium  Service  Management  Group,  Inc.


I have audited the accompanying balance sheet of Consortium Service Management Group, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consortium Service Management Group, Inc. as of December 31, 1999, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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




                                        /s/Gary  Skibicki

Oklahoma  City,  Oklahoma               Gary  Skibicki
October  9,  2000                       Certified  Public  Accountant

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                  BALANCE SHEET
                                December 31, 1999



                                     ASSETS
                                     ------

CURRENT  ASSETS
---------------
Cash                                                  $        0
Notes Receivable                                             600
                                                      ----------
    Total Current Assets                                             $      600
                                                                     ----------

FIXED  ASSETS
-------------

Furniture, Fixtures & Equipment                          58,518
  Less:  Accumulated Depreciation                       (28,041)
                                                      ---------
    Total Fixed Assets                                                   30,477
                                                                     ----------

OTHER  ASSETS
-------------

Investment - United Engineering Company                 161,030
Founders Fund                                            73,843
Investment - Anaerobic Farm Waste                           946
Employee Advances                                         1,633
                                                      ---------

   Total Other Assets                                                   237,452
                                                                     ----------

   Total Assets                                                      $  268,529
                                                                     ==========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            BALANCE SHEET (Continued)
                                December 31, 1999


                                  LIABILITIES
                                  -----------

CURRENT  LIABILITIES
--------------------
Bank Overdraft                                        $        6
Accounts Payable                                          57,800
Federal Payroll Taxes Payable                             20,627
Accrued Interest                                          18,063
Short Term Note Payable                                   31,000
Notes Payable to Stockholders                            485,264

    Total Current Liabilities                                        $  612,760
                                                                     ----------

STOCKHOLDERS  EQUITY
--------------------

Preferred  Stock,  $.001  Par Value, 10,000,000
Shares Authorized; 75,669 Shares Issued and
Outstanding at December 31, 1999                              76



Common  Stock  $.001  Par  Value, 40,000,000
Shares Authorized; 3,043,050 Shares Issued and
Outstanding at December 31, 1999                           3,043

Additional Paid In Capital                             1,910,187

Deficit  1/1/99                $(1,813,738)
Current  Year  (Loss)             (396,952)
Foreign  Exchange  Loss            (46,847)
Deficit 12/31/99                                      (2,257,537)
                                                      ----------

    Total Stockholders Equity                                          (344,231)
                                                                     ----------

    Total Liabilities and Stockholders Equity                        $  268,523
                                                                     ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF OPERATIONS

                                                     Year Ended December 31,
                                                              1999                   1998
                                                              ----                  -----
Revenues                                                   $   10,000            $    9,933
Cost of Goods Sold                                                  0                     0
Gross Profit                                                   10,000                 9,933
General and Administrative Expenses                           372,469               541,699
Funded Research and Development                    21,217               268,996
Cost of Funded Research and Development            73,063               239,334
Net Research and Development Cost                             (51,846)              (20,338)
Operating Loss                                               (414,315)             (552,104)
Interest Income                                                    20                     0
Interest in Income of Unconsolidated Companies                 17,343               106,140
Gain on Asset Exchange                                              0                11,994
Bad Debt Expense                                                    0               (60,000)
Foreign Currency Loss                                         (46,847)             (290,309)
(Loss) from Continuing Operations                            (443,799)             (784,279)
Income Taxes                                                        0                     0
Net Loss                                                     (443,799)             (784,279)
Net Loss Per Share of Common Stock                             $(0.16)               $(0.37)
Weighted Average Common
  Shares Outstanding                                 2,690,057 Shares       2,111,261 Shares


Basic and diluted earnings per share are the same. The corporation is reporting a net loss for the reporting period and any potentially dilutive securities are antidilutive (reduce loss per share) and therefore not presented.









    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                             STATEMENT OF CASH FLOWS

                                           Year Ended December 31,
                                                     1999                1998
                                           -----------------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net Loss                                         $  (443,799)       $  (784,279)
Dividends from Investee                                8,390              2,666
Depreciation                                           7,710              7,710
Write Off Note Receivable                             17,800                  0
Increase Accounts Payable and Accrued Expenses        44,611                  0
Decrease Accounts Payable and Accrued Expenses             0            (10,292)
Bank Overdraft                                             6                  0
Equity Income from Investees                         (17,343)          (106,140)
Foreign Exchange Loss                                 46,847            290,309
Interest                                                   0             95,225
Compensation for Common Stock                         17,032            191,983
Interest Expense for Common Stock                     63,711                  0
Bad Debt Expense                                           0             60,000
                                                 -----------        -----------
Net Cash Used in Operating Activities               (255,035)          (252,818)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
----------------------------------------
Invest in Subsidiary - Anaerobic Farm Waste, Inc.     (1,000)                 0
Purchase Equipment                                         0            (24,650)
Increase Employee Advance                             (1,633)                 0
Increase Note Receivable                                   0               (600)
                                                 -----------        -----------
Cash Used from Investing Activities                   (2,633)           (25,250)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
----------------------------------------
Increase Stock Issue                                  57,500             30,000
Increase Notes Payable                               149,989                  0
Increase Shareholder Loans                                 0            228,750
                                                 -----------        -----------
Increase Cash from Financing Activities              207,489            318,750
Net Decrease in Cash                                 (50,179)                 0
Net Increase in Cash                                       0             40,682
Cash at Beginning of Period                           50,179              9,497
Cash at End of Period                                      0             50,179

Non  Cash  Financing  Activities
Shareholder Note Payable Converted
  to Capital Stock                                   304,155                  0
Shareholder Note Payable Added to Paid-in Capital          0              9,450


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM INCEPTION (NOVEMBER 19, 1992) TO DECEMBER 31, 1999

                               NO. PREFERRED    PAR     NO. COMMON    PAR     ADDITIONAL    ACCUMULATED
DESCRIPTION                       SHARES       VALUE    SHARES(ea)   VALUE  PAID IN CAPITAL   DEFICIT      TOTAL
------------------------------------------------------------------------------------------------------------------
Common Shares Issued for
Services  at  Inception                                 1,260,000   $1,260    $   49,140                 $  50,400
Nov.  19,  1992
Net Loss Year Ended 12/31/92                                                                   (23,882)    (23,882)
                                  ---------    -----    ---------   ------    ----------      --------   ---------
Balance December 31, 1992                               1,260,000   $1,260    $   49,140       (23,882)  $  26,518

Common Shares Issued for
Cash  During  1993                                        102,063      102       134,898                   135,000
Net  Loss  Year  Ended  12/31/93                                                              (119,408)   (119,408)
                                  ---------   ------    ---------   ------    ----------      --------   ---------
Balance December 31, 1993                               1,362,063    1,362       184,038      (143,290)     42,110
Common Shares Issued for
Cash  During  1994                                        320,848       32       543,182                   543,502
Common  Shares  Issued  for
Services During 1994                                      139,750      140        65,450                    65,590
Net  Loss  Year  Ended  12/31/94                                                              (348,402)   (348,402)
                                  ---------   -------   ---------   ------    ----------      --------   ---------

Balance December 31, 1994                               1,822,661    1,822       792,670      (491,692)    302,800

Common  Shares  Issued  for
Cash  During  1995                                         61,457       62        99,938                   100,000
Paid  In  Capital  for
Services  during  1995                                                            60,000                    60,000
Net  Loss  Year  Ended  12/31/95                                                              (315,280)   (315,280)
                                  ---------   -------   ---------   ------   -----------     ---------   ---------
Balance December 31, 1995                               1,884,118    1,884       952,608      (806,972)    147,520

Paid  In  Capital  for
Services  during  1996                                                            60,000                    60,000
Preferred  Shares  Issued  for
Services  on  April  11,  1996       73,958     $74                               14,958                    15,032
Preferred  Shares  Issued
For  Asset  on  April  11,  1996      1,711       2                                7,998                     8,000
Net  Loss  Year  Ended  12/31/96                                                              (190,813)   (190,813)
                                    -------     ---     ---------   ------   -----------     ---------   ---------
Balance  December  31,  1996         75,669      76     1,884,118    1,884     1,035,564      (997,785)     39,739

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM INCEPTION (NOVEMBER 19, 1992) TO DECEMBER 31, 1999
                                  (Continued)

                               NO. PREFERRED    PAR     NO. COMMON    PAR     ADDITIONAL    ACCUMULATED
DESCRIPTION                       SHARES       VALUE    SHARES(ea)   VALUE  PAID IN CAPITAL   DEFICIT      TOTAL
------------------------------------------------------------------------------------------------------------------
Common Shares Issued for
Cash  During  1997                                        205,250      205       180,295                    180,500
Common  Shares  Issued  for
Services  During  1997                                      7,350        8         6,442                      6,450
Net  Loss  Year  Ended  12/31/97                                                                 (31,673)   (31,673)
                                     ------     ---     ---------   ------    ----------     -----------  ---------
Balance  December  31,  1997         75,669     $76     2,096,718   $2,097    $1,222,301     $(1,029,458) $ 195,016

Additional  Paid  In  Capital                                                     39,451                     39,451
Common  Shares  Issued  for
Services During 1998                                      174,515     174       $191,809                    191,983
Net  Loss  Year  Ended
12/31/98                                                                                     $  (784,279)  (784,279)
                                     ------     ---     ---------   -----     ----------     -----------  ---------
Balance  December  31,  1998         75,669     $76     2,271,233  $2,271     $1,453,561     $(1,813,738) $(357,830)

Common  Shares  Exchanged
for  Notes  During  1999                                  602,362     602        303,553                    304,155
Common Shares Sold During 1999                             72,500      73         72,427                     72,500
Common  Shares  Issued
for  Services During 1999                                  18,491      18         17,014                     17,032
Common  Shares  Issued
for  Interest During 1999                                  78,464      79         63,632                     63,711
Net  Loss  Year  Ended  12/31/99                                                             $  (443,799)  (433,799)
                                     ------     ---     ---------  ------     ----------     -----------  ---------

Balance  December  31,  1999         75,669     $76     3,043,050  $3,043     $1,910,187     $(2,257,537) $(344,231)

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


                                     NOTE 1
                        SIGNIFICANT ACCOUNTING POLICIES

Nature  of  Operations

Consortium Service Management Group, Inc. (the "Company"), a Texas corporation, was incorporated on November 17, 1992. The planned operations of the Company are to develop business and investment opportunities worldwide by licensing, marketing and distributing rights in advanced technologies developed primarily in the Ukraine.

The Company has an agreement with the E. O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association
Welding for the exclusive world rights agreement for licensing, patenting, manufacture, development, distribution and service for the Live Biological tissue bonding technology. The Live Biological Tissue bonding process is a US and International Patent pending technology and was developed through the International Association Welding. The technology has been clinically tested on animals in Ukraine as well as some human clinical work on removed human organs. First stage animal clinical tests have also been done in Louisville, KY., which if proven successful will significantly reduce operating and healing time on humans. Several U.S. medical doctors who specialize in this field are encouraged with initial results necessitating the company to continue testing in both the U.S. and Ukraine until FDA approval is received. Previous agreements with Paton and International Association of Welding involving other medical technologies expired in 1999 because the Company is concentrating on tissue bonding.

The live tissue bonding agreement as described in Note 1 on the December 31, 1998 audited financial statements expired in January of 1999. Specifically, this agreement provided funding to test, patent, market, manufacture, distribute and license tissue bonding technology where the L Group paid CSMG $5,000 per month to support an office in the Ukraine and pay travel costs. The L Group also paid CSMG $16,217 of which $15,187 was paid to International Association of Welding to fund research and development associated with tissue bonding technology. In January of 1999 the agreement was cancelled with a final payment also received in January 1999 for $21,217.

In 1999 Consortium Service Management Group, Inc. signed two contracts on the Anaerobic Animal waste project with two Idaho dairies. Both dairies declined to install the plants due to falling raw milk prices from $16.00 per hundred weight to $9.80 per hundred weight. Both dairies paid a fee of $10,000 each for a total of $20,000 to Consortium Service Management Group, Inc. for services, one in December 1999 and the other in March 2000.

The Company does not internally separate financial information including results of operations by segments such as geographic areas, products, major customers or

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


operating segments. With the major component of income being from United Engineering Company's earnings management considers it impractical to further segment financial information.

Cash  and  Cash  Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities of less than three months to be cash equivalents.

Revenue  Recognition

Income is recognized as earned by the foreign investee and Anaerobic Farm Waste, Inc., using the equity method of accounting. At the beginning of 1999 the Company had a receivable of $17,800 which was charged against revenue in the current year. Other than these exceptions the general policy is revenue is recognized when received.

Furniture,  Fixtures  and  Equipment

Furniture, fixtures and equipment are stated at cost and are depreciated using the straight - line method over the estimated useful lives of the assets, primarily five years. Equipment with no continuing value is written off.

Investments  in  Unconsolidated  Companies

Investments in companies in which Consortium Service Management Group, Inc. has an equity interest of at least 20% are accounted for under the equity method. Under this method, the Company records its share of income or losses as interest in income or losses of unconsolidated companies with corresponding increases or decreases in the investment account. In 1999 the Company had a 50% equity interest in United Engineering Company and a 100% equity interest in Anaerobic Farm Waste, Inc. The 1999 equity method income from United Engineering Company is $17,397 and ($54) from Anaerobic Farm Waste, Inc.

Foreign  Operations

Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". All balance sheet accounts have been translated using the current exchange rate at the balance sheet date. Income Statement accounts have been translated using the average exchange rates during the year. The Company owns a 50% interest in United Engineering Company which was organized in and operates in the Ukraine. The average exchange rate used to record income was .23196 functional currency to U.S. dollars and the year end exchange rate used to value the United Engineering investment account was .1916 functional currency to U.S. dollars.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


Loss  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period presented. The Company had a net loss in 1999 of $443,799 and accordingly basic and diluted earnings per share are the same because any dilutive or potentially dilutive securities would be antidilutive.

Issuance  of  Shares  for  Services

Valuation of shares for services is based on the fair market value of services. During 1999 the Company issued 18491 shares of common stock in exchange for management, marketing and research services. The cost of the services has been charged to operations and additional paid in capital has been increased by $17014, representing the excess of the cost of the services over the par value of the common stock issued. Additionally, the Company issued 78464 shares of common stock for interest on notes payable to shareholders with the cost charged to operations and additional paid in capital increased by excess of the interest expense over the par value of the common stock issued, $63,632.

Preferred  Stock

On December 28, 1995 the Company authorized the issuance of 75669 shares of Series A preferred stock, 10.00 face amount, .001 Par which pays a cumulative dividend of net corporate profit equal to 8% of the face amount of the outstanding stock. If the Company does not realize any profits preferred stock dividends are not accruable. Such preferred Series A stock is preferred over all common stock in the event of corporate liquidation and dissolution to the extent of its unredeemed face amount.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting  Pronouncements  Adopted  in  1999

During 1998, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards ("SFAS") effective for periods beginning after December 15, 1997 and adopted by the Company during 1998. Adoption of these Standards did not have a material effect on its financial position, results of operations or on disclosures within the financial statements.

(1) SFAS No. 132 - "Employer's Disclosures about Pensions and Other Post Retirement Benefits" addressed disclosure issues only and not measurement or recognition issues.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


(2)     SFAS  No.  133  -  "Accounting  for  Derivative  Instruments and Hedging
Activities", established standards for accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging
activities.   15,  1999.

(3) SFAS No. 134 - "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sales by a Mortgage Banking Enterprise."


Income  Taxes

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (See
Note  3).


                                     NOTE 2
                BASIS OF PRESENTATION AND CONSIDERATIONS RELATED
                     TO CONTINUED EXISTENCE (GOING CONCERN)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $443,799 for the year ended December 31, 1999 and this factor combined with prior year net losses, raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise additional operating funds through equity and/or debt offerings and the sale of technologies. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long term revenues. A major component of planned future operations involves the construction of animal waste and disposal facilities for either sale and or lease and these undertakings are only possible from outside financing. The possible consequences of not obtaining additional financing are current and planned operations ceasing resulting in a liquidation of the Company.


                                     NOTE 3
                                  INCOME TAXES

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


Since the Company has not generated taxable income since inception, no provision for income taxes has been provided. At December 31, 1998 the net operating loss carryforward was $1,265,642.


                                     NOTE 4
                    INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1998 the Company was a 50% owner of United Engineering Company ("UEC"), a Ukraine - U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC's equity was owned by eight Ukraine organizations representing fourteen Ukraine organizations, three of which represent the State Property Fund of Ukraine. All UEC decisions require a 75% shareholder vote. UEC is a Ukraine joint stock company with foreign investment, the Company being the foreign investor, and holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. For the year ended December 31, 1999 UEC had revenues of $1,129,019 and a net income of $150,000. At December 31, 1999 UEC had $567,347 in assets and $97,601 in liabilities. For the year ended December 31, 1999 the Company had an interest of $17,397 in the income of UEC.

A portion of Investment - United Engineering Company is shown as Founders Fund. This represents a liquidation priority. In 1994 the company made its original investment in United Engineering Company which included contributing $73,843 in autos, equipment and furniture. The agreement between the company and UEC was that in the event of UEC liquidating $73,843 would be repaid in preference to all creditors. As an incentive to encourage foreign investment the Ukraine government has guaranteed repayment if upon liquidation UEC has insufficient funds to do so.


                                     NOTE 5
                          NOTES PAYABLE TO STOCKHOLDERS

Notes to shareholders consist of 18 short-term (generally one year) interest bearing unsecured notes with varying maturity dates with the most common interest rate being 11% per annum on the unpaid balance. In 1999 $304,155 of shareholder notes payable were retired by being exchanged for common stock and during the first four months of 2000 the Company paid off $69,500 of existing notes. In February of 2000 the Company borrowed $131,500 issuing 3 short term 11% notes with maturity dates of June 1, 2000 $21,500, June 18, 2000 $100,000, and July 18, 2000 $10,000. In April of 2000 the Company borrowed an additional $137,500 issuing three short term 11% notes with maturity dates of August 19, 2000 $100,000, October 5, 2000 $17,500 and October 6, 2000 $20,000.

ITEM     9.     DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS   AND   CONTROL
                PERSONS;  COMPLIANCE WITH  SECTION 16(a)  OF THE EXCHANGE  ACT

     Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                                   Director's
                                                       Director      Term
      Person                 Positions and Offices      Since       Expires
      ------                 ---------------------     --------    ----------
Esmeralda G. Robbins, 55    Chairman  of the Board       1992         2001
                            of  Directors

Donald S. Robbins, 56       President,  Chief            1992         2001
                            Executive  Officer  and
                            Director

Gordon W. Allison, 73       Executive  Vice  Presi-      1992         2001
                            dent,  Chief  Financial
                            Officer,  Secretary  and
                            Director

James Workman, 72           Director                     1998         2001

     Esmeralda G. Robbins. From 1979 to 1993 Mrs. Robbins worked as Product Consultant and Salon Coordinator for Corpus Christi Beauty Supply, a family owned business that covered a 500-mile radius. Mrs. Robbins consulted boutiques, beauty, and barber salons providing the equipment and products necessary for them to start a new salon. Working with furniture manufacturers and product technicians she also coordinated large-scale seminars to introduce shop owners and their employees to new products and ideas to improve and update their services. Mrs. Robbins would also oversee the day-to-day operations of the business along with other family members. In 1993 the business was closed due to the declining health of elder family members. Mrs. Robbins is an original founder of Consortium Service Management Group and has been its Chairman of the Board since 1992. She has worked full time for the company since 1993. She is the spouse of Donald S. Robbins, president of the company.

     Donald S. Robbins. Mr. Robbins commenced his business career by working from 1969 until 1979 with several life insurance companies in the area of estate and retirement planning. From 1979 until 1983 he was associated with the financial planning division of E.F. Hutton, Hutton Financial Services. From 1983 until 1988 he was associated with Prudential Bache Securities as a vice president for investments and financial planning. From 1988 until 1995 he was affiliated with the broker-dealer firm Royal Alliance Associates, Inc. From 1983 until 1985 he has been a guest speaker at numerous investor meetings, continuing medical education meetings, medical society meetings and broker seminars. Mr. Robbins was one of the founders of Consortium Service Management Group in 1992 and has been employed full time by the company since 1992. He is the person who has negotiated for the company with respect to the marketing and licensing agreements of the company and the person who negotiated with the various organizations in Ukraine that, together with the company, founded United Engineering Joint Stock Company. Mr. Robbins oversees the company's operations offices in Ukraine and devotes full time to the affairs of the company. He is the spouse of Esmeralda G. Robbins, the chairman of the board of directors.

     Gordon W. Allison. Mr. Allison has 35 years experience in the insurance industry and 28 years experience as a corporate officer and a chief executive of several companies. From 1972 through 1987 he was the chief executive officer of American Trustee Life Corporation and affiliated insurance companies in Minnesota, Arizona, and Nebraska. From 1982 through 1991 he was the partnership manager of Cross Timbers Ranch Ltd., a real estate development and ranching operation specializing in tax-sheltered cattle maintenance. In 1988 he retired from the insurance industry as an officer and director of companies but remained in sales and financial planning. From 1988 until 1991 he served as a director of Advantage Marketing System, a public company. In 1982 he was the elected president of the Association of Oklahoma Life Insurance Companies. He has been a bank director and a community and church leader in Oklahoma City for more than 30 years. He is one of the founders of Consortium Service Management Group in 1992 and has been employed full time by the company since 1992. He is responsible for its operations in the U.S., particularly during periods when Mr. Robbins is in Ukraine.

     James Workman. An agriculture entrepreneur and expert, James Workman has spent his entire working life in agriculture projects. For 35 years he has operated and owned several thousand acres of farming. He retired in 1993 and sold his 26,000-acre farming operation in Mississippi specializing in soy beans, rice, cotton, corn and wheat. Prior to moving to Mississippi, James Workman had operated a 10,000-acre farm operation in Arkansas for a German company farming rice, cotton, corn and soy beans. He specialized in land clearing, land precision leveling, drainage and irrigation for the German company. Mr. Workman has worked part time with Consortium Service Management Group since January 1993.

     Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act.
     ---------------------------------------------------------------------

     Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange  Act  during  the  most  recent  fiscal  year  or  prior  fiscal years:

                                                                No. of Failures
                                           No. of Transactions      to File a
                      No. of Late Reports  Not Timely Reported  Required Report
                      -------------------  -------------------  ---------------
Esmeralda G. Robbins         None                  None                None
Donald S. Robbins            None                  None                None
Gordon W. Allison            None                  None                None
James Workman                None                  None                None

ITEM     10.     EXECUTIVE  COMPENSATION

     Set forth below is the aggregate compensation during fiscal years 1997, 1998 and 1999 of the chief executive officer of the company. During the period, no executive officer of the company received compensation that exceeded $100,000.

          Name                  Fiscal Year   Annual Salary   Other Compensation
          ----                  -----------   -------------   ------------------
Donald S. Robbins, President       1999           $43,457            None
Donald S. Robbins, President       1998           $48,000            None
Donald S. Robbins, President       1997           $32,900            None

     Set forth below is information concerning each exercise of stock options during the last fiscal year by each of the named executive officers and the fiscal year-end values of unexercised options, provided on an aggregated basis:

                                          No. of Shares
                                            Underlying      Value of Unexercised
                                        Unexercised Options      In-the-Money
                     Shares                 at  FY-End        Options at FY-End
                    Acquired     Value      Exercisable/         Exercisable/
     Name         or Exercised  Realized    Unexercisable        Unexercisable
     ----         ------------  -------- ------------------ --------------------
Donald S. Robbins       0           0         425,000/0               None
Gordon W. Allison       0           0         425,000/0               None

     Directors of the company receive no compensation for their services as directors.

ITEM     11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                 MANAGEMENT

     The table below sets forth, as of December 31, 1999, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

                                            Number  of
                                            Shares  of
     Name  and  Address                    Common  Stock            Percent
     ------------------                    -------------            -------
     Esmeralda  G.  Robbins(1)(2)             250,000                 8.2
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471

     Donald  S.  Robbins(2)(3)(4)             250,000                 8.2
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471

     Gordon  W.  Allison(4)(5)                372,300                12.2
     P.  O.  Box  770304
     Oklahoma  City,  Oklahoma  73177

     James  Workman                            60,000                 2.0
     1826  War  Eagle  Street
     North  Little  Rock,  AR  72116

     Officers  and  Directors                 932,800                30.7
     as  a  group  (4  persons)(4)
     --------------------------------


(1) These shares are held of record by the Esmeralda G. Robbins Family Limited Partnership.

(2)     Esmeralda  G.  Robbins  and  Donald  S.  Robbins  are  wife and husband.

(3) These shares are held of record by the Donald S. Robbins Family Limited Partnership.

(4) This does not include 75,669 shares of Series A Preferred Stock of the company, which shares are owned by Mr. Robbins (43,869 shares) and Mr. Allison (31,800 shares), each share of which Preferred Stock is entitled to receive an $0.80 annual dividend, payable quarterly, cumulative if not paid, has a face value of $10, is redeemable by the company out of profits, and is preferred over the company's Common Stock in the event of the liquidation and dissolution of the company.

(5) This stock is held of record by Electronic Data Service, Inc., an Oklahoma corporation, of which Mr. Allison is an officer, director and 100 percent beneficial shareholder.

Changes  in  Control
--------------------

     There are no arrangements which may result in a change in control of the company.

ITEM     12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     There have been no transactions during the past two years, or proposed transactions, to which our company was or is to be a party, in which any director, executive officer, nominee for election as a director, a holder of more than five percent of our voting stock or any member of their immediate family had or is to have a direct or indirect material interest.

     Our company's "parents" may be deemed to be Esmeralda G. Robbins, Donald S. Robbins and Gordon W. Allison by reason of their positions as officers and directors of the company and their stock ownership as reflected in the tables above.

ITEM     13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

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

       27          -    Financial  Data  Schedule

       99          -    Ukraine    Ministry   of   Health,   State   Department,
                        Certificate  of  State  Registration  No.  1105-193***

     *Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

 (b) Reports  on  Form  8-K

     None

                                   SIGNATURES


     In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONSORTIUM  SERVICE  MANAGEMENT
                                   GROUP,  INC.



Date:  October  31,  2001          By/s/Donald S. Robbins
                                     -------------------------------------------
                                     Donald S. Robbins, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  October  31,  2001            /s/Donald S. Robbins
                                     -------------------------------------------
                                     Donald  S.  Robbins,  President,  Chief
                                       Executive  Officer  and  Director



Date:  October  31,  2001            /s/Esmeralda G. Robbins
                                     -------------------------------------------
                                     Esmeralda  G.  Robbins,  Chairman  of  the
                                       Board  and  Director



Date:  October  31,  2001            /s/Gordon W. Allison
                                     -------------------------------------------
                                     Gordon W. Allison,  Chief Financial Officer
                                       and  Director



Date:  October  31,  2001            /s/James Workman
                                     -------------------------------------------
                                     James  Workman,  Director

                            FINANCIAL DATA SCHEDULE

Period  Type                                                              Year
Fiscal  Year  End                                                 DEC  31-1999
Period  Start                                                     JAN  01-1999
Period  End                                                       DEC  31-1999
Cash                                                                         0
Securities                                                             161,976
Receivables                                                                600
Allowances                                                                   0
Inventory                                                                    0
Current  Assets                                                            600
PP&E                                                                    58,518
Depreciation                                                            28,014
Total  Assets                                                          268,529
Current  Liabilities                                                   612,760
Bonds                                                                        0
Preferred  Mandatory                                                         0
Preferred                                                                   76
Common                                                               1,913,230
Other  SE                                                           (2,257,537)
Total  Liability  and  Equity                                          268,523
Sales                                                                   10,000
Total  Revenue                                                          10,000
CSG                                                                          0
Total  Costs                                                                 0
Other  Expenses                                                        372,469
Loss  Provision                                                        (46,847)
Interest  Expense                                                            0
Income  Pretax                                                        (443,799)
Income  Tax                                                                  0
Income  Continuing                                                    (443,799)
Discontinued                                                                 0
Extraordinary                                                                0
Changes                                                                      0
Net  Income                                                           (443,799)
EPS  Primary                                                             (0.16)
EPS  Diluted                                                             (0.16)

                                                                      Exhibit 27
                                                                Page 1 of 1 Page