Form 10QSB
period 2000-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2001-12-03
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                    Consortium Service Management Group, Inc.
             (Exact name of registrant as specified in its charter)

    Texas                            0-27359                       74-2653437
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

As  of  March  31,  2000, there were 3,117,050 shares of the Registrant's Common
Stock, par value $0.001 per share, outstanding and 75,669 shares of the Registrant's Series A Preferred Stock, par value $0.001 per share, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION



Item  1.          Financial  Statements

                    Consortium Service Management Group, Inc.
                                  BALANCE SHEET
                      March 31, 2000 and December 31, 1999



                                     ASSETS
                                     ------

                                                     3/31/00       12/31/99
Current  Assets                                    (Unaudited)
---------------                                    -----------     --------
Cash                                                   4,973             0
Marketable  Securities                                 1,800
Prepaid  Expenses                                      5,000
Notes  Receivable                                        600           600
                                                     -------       -------
     Total  Current  Assets                           12,373           600

Fixed  Assets
-------------
Furniture,  Fixtures,  Equipment                      58,518        58,518
Less:  Accumulated  Depr.                            (29,968)      (28,041)
                                                     -------       -------
     Total  Fixed  Assets                             28,550        30,477

Other  Assets
-------------
Investment  United  Engineering  Co.                 270,556       161,030
Founders  Fund                                        73,843        73,843
Investment  Anaerobic  Farm  Waste                       946           946
Employee  Advances                                    28,633         1,633
                                                     -------       -------
     Total  Other  Assets                            373,978       237,452
                                                     -------       -------

     Total  Assets                                   414,901       268,529
                                                     =======       =======

              The accompanying notes are an integral part of these
                          interim financial statements.

                    Consortium Service Management Group, Inc.
                                  BALANCE SHEET
                      March 31, 2000 and December 31, 1999


                                  LIABILITIES
                                  -----------

                                                     3/31/00       12/31/99
Current  Liabilities                               (Unaudited)
                                                   -----------     --------
Bank  Overdraft                                                             6
Accounts  Payable                                     58,612           57,800
Federal  Payroll  Taxes  Payable                       8,609           20,627
Accrued  Interest                                     33,544           18,063
Notes  Payable                                        31,000           31,000
Notes  Payable  To  Stockholders                     571,031          485,264
                                                   ---------       ----------
     Total  Current  Liabilities                     702,796          612,760

                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred  Stock  $.001  par  value,
10,000,000  shares  authorized,
75,669  shares  issued  and  outstanding                  76               76

Common  stock  $.001  par  value,
40,000,000  shares  authorized,
3,117,050  shares  outstanding  at  3/31/00
and  3,043,050  outstanding  at  12/31/99              3,117            3,043

Additional  Paid  In  Capital                      1,956,238        1,910,187
Beginning  Deficit                                (2,257,537)      (1,813,738)
Current  Year  Income  (Loss)                         20,404         (396,952)
Foreign  Exchange  Loss                              (10,193)         (46,847)
                                                   ---------        ---------
Ending  Deficit                                   (2,247,326)      (2,257,537)
     Total  Stockholders  Equity                    (287,895)        (344,231)
                                                   ---------        ---------
     Total  Liabilities  and
     Stockholders  Equity                            414,901          268,523
                                                   =========        =========

              The accompanying notes are an integral part of these
                          interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                          Jan. 1, 2000-     Jan. 1, 1999-
                                          Mar. 31, 2000     Mar. 31, 1999
                                          -------------     -------------
Revenues                                   $   10,000         $        0

Gross  Profit                                  10,000                  0
General  and  Administrative
Expenses                                      102,217             70,158

Funded  R  &  D                                     0             21,217

Cost  of  Funded  R  &  D                       3,594             18,266

Net  R  &  D  Cost                              3,594             (2,951)

Operating  Loss                               (95,811)           (67,207)

Interest  Income                                   11                  9

Interest  in  Income
From  Unconsolidated  Cos.                    123,406              4,349

Foreign  Exchange  (Loss)                     (10,195)           (11,712)

(Loss)  on  Investments                        (7,200)                 0

Net  Income  (Loss)                            10,211            (74,561)

Earnings  (Loss)  Per  Share                      .00                .03

Avg.  Shares  Outstanding                   3,117,050 Shs.     2,690,057 Shs.

Diluted  Earnings  Per  Share
Net Income                                     10,211       Basic and diluted
                                                            earnings per share
Diluted  Earnings  Per  Share                     .00       are the same.  The
                                                            corporation  is
Average  Shares  and  Potentially                           reporting a net loss
Dilutive Shares Outstanding                 3,117,050 Shs.  for the period of
                                                            January 1, 1999
                                                            through March 31,
                                                            1999 and any
                                                            potentially dilutive
                                                            securities are anti-
                                                            dilutive (reduce
                                                            loss per share) and
                                                            therefore  not
                                                            presented.


              The accompanying notes are an integral part of these
                          interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                            Jan. 1, 2000-   Jan. 1, 1999-
                                            Mar. 31, 2000   Mar. 31, 1999
                                            -------------   -------------
Cash  Flows From Operating Activities
-------------------------------------

Net  Income  (Loss)                            10,211          (74,561)
Dividends  From  Investee                       3,685
Depreciation                                    1,927
(Increase)  Decrease  Prepaid  Expenses        (5,000)
Increase  (Decrease)  Accounts  Payable           812           (2,822)
Increase  (Decrease)  Accrued  Interest        15,481
Bank  Overdraft                                     6
Increase  (Decrease)  Taxes  Payable          (12,018)            (503)
Equity  (Income)  Loss  From  Investees      (123,404)           4,349
Foreign  Exchange  Loss                        10,193           11,712
Compensation  For  Common  Stock               46,129
                                              -------           ------
Cash  Flows  From  Operating  Activities      (51,990)         (61,825)



Cash Flows From Investing Activities

Purchase  Securities                           (1,800)
Employee  Advance                             (27,004)         (12,515)
                                             --------           ------
Cash  Flows  From  Investing  Activities      (28,804)         (12,515)


Cash  Flows  From  Financing  Activities
----------------------------------------

Increase  Notes  Payable                       85,767           25,000
                                             --------           ------
Cash  Flows  From  Financing  Activities       85,767           25,000
                                             --------           ------


Net  Increase  (Decrease)  Cash                 4,973          (49,340)
Cash  Beginning  of  Period                         0           50,179
Cash  End  of  Period                           4,973              839

              The accompanying notes are an integral part of these
                          interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)



                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited unconsolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 1999.



                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net income of $10,211 for the quarter ended March 31, 2000 but when combined with prior year net losses, raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Results  of Operations - First Quarter of 2000 Compared to First Quarter of
     ---------------------------------------------------------------------------
     1999
     ----

     Our revenues for Q1 2000 were $10,000, compared to no revenues in Q1 1999. The source of our revenues for Q1 2000 was the forfeiture of funds earlier deposited by a dairy in Idaho that decided not to proceed with an anaerobic project for which it had earlier contracted.

     Operating expenses rose during Q1 2000 compared to Q1 1999. Operating expenses increased by $32,059 from $70,158 in Q1 1999 to $102,217 in Q1 2000, a
46 percent increase. The increase is attributable to stock issued for interest payments on notes payable.

     We had a net loss from operations of $95,811 for Q1 2000 compared to a net loss of $67,207 for Q1 1999, a $28,604 or 42.6 percent increase.

     In January 2000 we rescinded our contracts with the Louisville, Kentucky doctors (the L Group) and with Frantz Medical and Research, Inc. and ceased receiving any additional funded research and development costs from Frantz Medical and Research, Inc. with respect to our live tissue bonding project. In the previous year, in Q1 1999, we spent $18,266 of $21,217 funded research and development in this regard.

     We accrued $123,406 income in Q1 2000 from our 50-50 Ukraine joint venture in United Engineering Company, as compared with accrued income of $4,349 in Q1 1999 from this investment. We attribute this increase to increased activity in U.E.C.'s missile silo dismantlement work.

     We continue to suffer foreign exchange losses from the Ukraine joint venture - $10,195 during Q1 2000 compared to $11,712 during Q1 1999.

     While we had net operating losses during Q1 of both 2000 and 1999, we had reportable net income in Q1 2000 of $10,211 - attributable to the accrued income of $123,406 from the Ukraine joint venture - as compared to a reported net loss of $74,561 during Q1 1999.

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

     Management's  Statement  on  Y2K
     --------------------------------

     We have determined that we do not face material costs, problems or uncertainties about the year 2000 computer problem. This problem affects many companies and organizations and stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. Our company is newly organized, presently uses off-the-shelf and easily replaceable software programs, and has yet to devise its own software programs.

Item  6.          Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Exhibit  No.                    Description
     -----------                     -----------

           3        -       Amended  and  Restated  Articles of Incorporation of
                            Consortium  Service  Management  Group,  Inc.*

           3.1      -       Bylaws of Consortium Service Management Group, Inc.*

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

Date:  October  31, 2001               Consortium Service Management Group, Inc.


                                       By/s/Gordon  W.  Allison
                                         ---------------------------------------
                                            Gordon W. Allison,  Vice President
                                              And Chief Financial  Officer

                            FINANCIAL DATA SCHEDULE

Period  Type                                                              3-MOS
Fiscal  Year  End                                                  DEC  31-2000
Period  Start                                                      JAN  01-2000
Period  End                                                        MAR  31-2000
Cash                                                                      4,973
Securities                                                                1,800
Receivables                                                                 600
Allowances                                                                5,000
Inventory                                                                     0
Current  Assets                                                          12,373
PP&E                                                                     58,518
Depreciation                                                             29,968
Total  Assets                                                           414,901
Current  Liabilities                                                    702,796
Bonds                                                                         0
Preferred  Mandatory                                                          0
Preferred                                                                    76
Common                                                                1,959,355
Other  SE                                                           (2,247,326)
Total  Liability  and  Equity                                           414,901
Sales                                                                    10,000
Total  Revenue                                                           10,000
Cgs                                                                       3,594
Total  Costs                                                            102,217
Other  Expenses                                                          10,195
Loss  Provision                                                               0
Interest  Expense                                                           (11)
Income  Pretax                                                           10,211
Income  Tax                                                                   0
Income  Continuing                                                       10,211
Discontinued                                                                  0
Extraordinary                                                                 0
Changes                                                                 123,406
Net  Income                                                              10,211
EPS  Primary                                                                  0
EPS  Diluted                                                                  0

                                                                      Exhibit 27
                                                                Page 1 of 1 Page