Form 10QSB
period 2000-06-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2001-12-03
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

As of June 30, 2000, there were 3,117,050 shares of the Registrant's Common Stock, par value $0.001, outstanding, and 75,669 shares of Registrant's Series A Preferred Stock, par value $0.001, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]     No [X]

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

9

                         PART I - FINANCIAL INFORMATION


Item  1.          Financial  Statements

To the Board of Directors and Stockholders of Consortium Service Management Group, Inc.



I have reviewed the accompanying balance sheet of Consortium Service Management Group, Inc. as of June 30, 2000 and the related statements of operations and accumulated deficit and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Consortium Service Management Group, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, I do not express such an opinion.

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



                                             /s/Gary  Skibicki

Date:  September  28,  2001                  Gary  Skibicki
Oklahoma  City,  OK.                         Certified  Public  Accountant

                    Consortium Service Management Group, Inc.
                                  BALANCE SHEET
                      June 30, 2000 and December 31, 1999

                                     ASSETS
                                     ------

                                                     6/30/00          12/31/99
Current  Assets                                    (Unaudited)
---------------                                    -----------        --------
Cash                                                 127,368                0
Marketable  Securities                                 8,490
Notes  Receivable                                        600              600
Prepaid  Expenses                                      5,000
                                                    --------        ---------
     Total  Current  Assets                          141,458              600

Fixed  Assets
-------------
Furniture,  Fixtures,  Equipment                      64,576           58,518
Less:  Accumulated  Depr.                            (31,896)         (28,041)
                                                   ---------        ---------
     Total  Fixed  Assets                             32,680           30,477

Other  Assets
-------------
Investment  United  Engineering  Co.                 254,860          161,030
Founders  Fund                                        73,843           73,843
Investment  Anaerobic  Farm  Waste                       946              946
Employee  Advances                                    58,188            1,633
                                                   ---------        ---------
     Total  Other  Assets                            387,837          237,452
                                                   ---------        ---------

     Total  Assets                                   561,975          268,529
                                                   =========        =========





                  The accompanying notes are an integral part
                      of these interim financial statements

                    Consortium Service Management Group, Inc.
                                  BALANCE SHEET
                      June 30, 2000 and December 31, 1999

                                  LIABILITIES
                                  -----------

Current  Liabilities
--------------------
Bank  Overdraft                                                             6
Accounts  Payable                                     53,612           57,800
Federal  Payroll  Taxes  Payable                           0           20,627
Accrued  Interest                                     33,544           18,063
Notes  Payable                                        31,000           31,000
Notes  Payable  To  Stockholders                     957,531          485,264
                                                   ---------        ---------
     Total  Current  Liabilities                   1,075,687          612,760

                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred  Stock  $.001  par  value,
10,000,000  shares  authorized,
75,669  shares  issued  and  outstanding                  76               76

Common  Stock  $.001  par  value,
40,000,000  shares  authorized,
3,117,050  shares  outstanding  at  6/30/00
and  3,043,050  outstanding  at  12/31/99              3,117            3,043

Additional  Paid  In  Capital                      1,956,238        1,910,187
Beginning  Deficit                                (2,257,537)      (1,813,738)
Current  Year  Loss                                 (202,464)        (396,952)
Foreign  Exchange  Loss                              (13,142)         (46,847)
                                                   ---------        ---------
Ending  Deficit                                   (2,473,143)      (2,257,537)
     Total  Stockholders  Equity                    (513,712)        (344,231)
                                                   ---------        ---------

     Total  Liabilities  and
     Stockholders  Equity                            561,975          268,523
                                                   =========        =========


                  The accompanying notes are an integral part
                      of these interim financial statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                        April 1, 2000-  April 1, 1999-  Jan. 1, 2000-  Jan. 1, 1999-
                        June 30, 2000   June 30, 1999   June 30, 2000  June 30, 1999
                        --------------  --------------  -------------  --------------
Revenues                     9,000                0          19,000              0

General  and
Administrative
Expenses                   150,324           23,713         252,541         93,871

Funded  R  &  D                                   0                         21,217

Cost of Funded R & D        55,923           18,266          59,517         36,532

Net  R  &  D Cost           55,923          (18,266)         59,517        (15,315)

Operating  Loss           (197,247)         (41,979)       (293,058)      (109,186)

Interest  Income             1,434                0           1,445              9

Interest  in  Income
(Loss)  From
Unconsolidated  Cos.       (12,747)           4,349         110,659          8,698

Foreign  Exchange
(Loss)                      (2,949)         (11,712)        (13,144)       (23,424)

(Loss  on  Investments)    (14,310)                         (21,510)
                         ---------        ---------       ---------      ---------
Net  (Loss)               (225,819)         (49,342)       (215,608)      (123,903)
Earnings  (Loss)
Per  Share                    (.07)            (.02)           (.07)          (.05)

Avg.  Shares
Outstanding              3,117,050 Shs.   2,690,057 Shs.  3,117,050 Shs.  2,690,057 Shs.

Basic and diluted earnings per share are the same. The corporation is reporting net losses for the reportion periods and any potentially dilutive securities are antidilutive (reduce loss per share) and therefore not presented.


     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                       April 1, 2000-  April 1, 1999-  Jan. 1, 2000-  Jan. 1, 1999-
                                       June 30, 2000   June 30, 1999   June 30, 2000  June 30, 1999
                                       --------------  --------------  -------------  --------------
Cash Flows From Operating Activities
------------------------------------
Net  Income  (Loss)                       (225,819)         (49,342)       (215,608)       (123,903)
Dividends  From  Investee                                                     3,685
Depreciation                                 1,928                            3,855
(Increase)  Decrease  Prepaid  Expenses                                      (5,000)
Increase  (Decrease)  Accounts  Payable     (5,000)           7,500          (4,188)          4,678
Increase  (Decrease)  Accrued  Interest                                      15,481
Increase  (Decrease)  Taxes  Payable        (8,609)                         (20,627)           (503)
Equity  (Income)  Loss  From  Investees     12,745            4,349        (110,659)          8,698
Foreign  Exchange  Loss                      2,949           11,712          13,142          23,424
Compensation  For  Common  Stock                                             46,129
                                        ----------        ---------      ----------      ----------
Cash Flows From Operating Activities      (221,806)         (25,781)       (273,790)        (87,606)


Cash Flows From Investing Activities
------------------------------------
Purchase  Equipment                         (6,058)                          (6,058)
Purchase  Securities                        (6,690)                          (8,490)
Employee  Advance                          (29,551)         (13,550)        (56,555)        (26,065)
                                        ----------        ---------      ----------      ----------
Cash Flows From Investing Activities       (42,299)         (13,550)        (71,103)        (26,065)


Cash Flows From Financing Activities
------------------------------------
Increase  Notes  Payable                   386,500         (323,866)        472,267        (298,866)
(Decrease)  Issue  Common  Stock                                647                             647
Increase  Paid  In  Capital                                 361,008                         361,008
                                         ---------        ---------      ----------      ----------
Cash  Flows From Financing Activities      386,500           37,789         472,267          62,789
Net  Increase  (Decrease)  Cash            122,395           (1,542)        127,374         (50,882)
Cash  Beginning  of  Period                  4,973              839              (6)         50,179
Cash  End  of  Period                      127,368             (703)        127,368            (703)


     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)


                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited unconsolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 1999.



                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net loss of $215,608 for the six months ended June 30, 2000 and when combined with prior year net losses, raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Results  of  Operations - Second Quarter of 2000 Compared to Second Quarter
     ---------------------------------------------------------------------------
     of  1999
     --------

     We  had  no  revenues  for  Q2  2000  or  Q2  1999.

     Operating expenses rose during Q2 2000 compared to Q2 1999. Operating expenses increased by $126,611 from $23,713 in Q2 1999 to $150,324 in Q2 2000, a
534 percent increase. This increase is attributed to increased expenses incurred with regard to our tissue bonding project.

     We had a loss from operations of $197,247 for Q2 2000 compared to a net loss of $41,979 for Q2 1999, a $155,268 or 370 percent increase. We had additional accrued losses in Q2 2000 of $12,747 and $2,949, attributable respectively to the operations of our Ukraine joint venture in United Engineering Company and to foreign exchange loss, as compared to an accrued gain in Q2 1999 of $4,349 from the joint venture and foreign exchange loss of $11,712.

     Our net loss for Q2 2000 was $215,608, or $0.07 a share, as compared with a net loss in Q2 1999 of $49,342, or $0.02 a share.

     Results  of  Operations - First Half of 2000 Compared to First Half of 1999
     ---------------------------------------------------------------------------

     We had revenues of only $19,000 for the first half of FY 2000 and none in the first half of FY 1999. The 2000 revenues came from our anaerobic farm waste project.

     General and administrative expenses of $252,541 in the first half of 2000 reflected a $158,670 increase over operating expenses of $93,871 in the first half of 1999 - a 166 percent increase. The increase is attributable to increase in our tissue bonding project expenses.

     We had an operating loss of $293,058 in the first half of 2000, a $183,872 increase over the $109,186 operating loss in the first half of 1999 - a 168 percent increase. This increase partially reflects the shift in 2000 to our direct funding of the human tissue bonding project, which had been funded to the extent of $21,217 during the first half of 1999 by Frantz Medical and Research, Inc.

     We recorded accrued income of $110,659 in the first half of 2000 from our Ukraine joint venture operations in United Engineering Company, as compared with only $8,698 in the first half of 1999. This increase is attributable to increased activity in U.E.C.'s conversion of defense installations to other purposes but was partially offset by a foreign exchange loss of $13,144 in the first half of 2000. In the first half of 1999 our foreign exchange loss was $23,424.

     Taking into account our joint venture operations in Ukraine and losses on stock market investments, we had a net loss of $215,608, or $0.07 a share, in the first half of 2000, compared with a net loss of $123,903, or $0.05 a share in the first half of 1999. Nevertheless, we feel that we are on the right course for the company, that our CO2 separator project, our anaerobic animal waste project and our live tissue bonding project hold considerable promise for our company in 2001.

     Outlook
     -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     We are optimistic about the future. Our anaerobic farm waste projects, our CO2 separator project and our live tissue bonding project are all on positive tracks.

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

        10.16       -       Contract    IAW-USA    006-PR-19.04.2000     between
                            International Association Welding,  Kiev  and  E.O..
                            Paton  Electric  Welding Institute National  Academy
                            Science  Ukraine  and  Consortium Service Management
                            Group,  Inc.***

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

Date:  October  31, 2001                    Consortium Service Management Group,
Inc.


                                            By/s/Gordon  W.  Allison

                                              Gordon W. Allison,  Vice President
                                                and Chief Financial Officer

                            FINANCIAL DATA SCHEDULE

Period  Type                                                              3-MOS
Fiscal  Year  End                                                  DEC  31-2000
Period  Start                                                      JAN  01-2000
Period  End                                                        JUN  30-2000
Cash                                                                    127,368
Securities                                                                8,490
Receivables                                                                 600
Allowances                                                                5,000
Inventory                                                                     0
Current  Assets                                                         141,458
PP&E                                                                     64,576
Depreciation                                                             31,896
Total  Assets                                                           561,975
Current  Liabilities                                                  1,075,687
Bonds                                                                         0
Preferred  Mandatory                                                          0
Preferred                                                                    76
Common                                                                1,959,355
Other  SE                                                            (2,473,143)
Total  Liability  and  Equity                                           565,975
Sales                                                                    (5,310)
Total  Revenue                                                           (5,310)
Cgs                                                                      55,923
Total  Costs                                                             55,923
Other  Expenses                                                         150,324
Loss  Provision                                                               0
Interest  Expense                                                        (1,434)
Income  Pretax                                                         (225,819)
Income  Tax                                                                   0
Income  Continuing                                                     (225,819)
Discontinued                                                                  0
Extraordinary                                                           (15,696)
Changes                                                                       0
Net  Income                                                            (225,819)
EPS  Primary                                                              (0.07)
EPS  Diluted                                                              (0.07)