Form 10QSB
period 2000-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2001-12-03
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

As of September 30, 2000, there were 3,448,928 shares of the Registrant's Common Stock, par value $0.001, outstanding and 75,669 shares of the Registrant's
Series  A  Preferred  Stock,  par  value  $0.001,  outstanding.

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



I have reviewed the accompanying balance sheets of Consortium Service Management Group, Inc. as of September 30, 2000 and December 31, 1999, and the related statements of operations and accumulated deficits and cash flows for the quarters then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Consortium Service Management Group, Inc.

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



                                             /s/Gary  Skibicki

Date:  September  28,  2001                  Gary  Skibicki
Oklahoma  City,  OK.                         Certified  Public  Accountant

                    Consortium Service Management Group, Inc.
                                  BALANCE SHEET
                    September 30, 2000 and December 31, 1999



                                     ASSETS
                                     ------

                                                  9/30/00          12/31/99
                                               ----------         ---------
Current  Assets
---------------
Cash                                           $    6,146         $      (6)
Marketable  Securities                              8,490
Notes  Receivable                                     600               600
                                                ---------          --------
     Total  Current  Assets                        15,236               594


Fixed  Assets
-------------
Furniture,  Fixtures,  Equipment                   60,909            58,518
Less:  Accumulated  Depr.                         (33,824)          (28,041)
                                                ---------          --------

     Net  Book  Value                              27,085            30,477


Other  Assets
-------------
Investment  United  Engineering  Co.              267,598           161,030
Investment  UEC  Founders  Fund                    73,843            73,843
Investment  Anaerobic  Farm  Waste                    946               946
Employee  Advances                                 80,114             1,633
Tissue  Bonding  Patent                             8,667
                                                ---------         ----------
     Total  Other  Assets                         431,168           237,452
                                                ---------         ---------

     Total  Assets                             $  473,489        $  268,523
                                                =========         =========






                  The accompanying notes are an integral part
                      of these interim financial statements

                    Consortium Service Management Group, Inc.
                            BALANCE SHEET (Continued)
                    September 30, 2000 and December 31, 1999




                                  LIABILITIES
                                  -----------

                                                  9/30/00          12/31/99
                                               ----------         ---------
Current  Liabilities
--------------------
Accounts  Payable                              $   59,050         $   57,800
Federal  Payroll  Taxes  Payable                        0             20,627
Accrued  Interest                                  34,294             18,063
Notes  Payable                                     31,000             31,000
Notes  Payable  To  Stockholders                  947,764            485,264
                                                ---------          ---------
     Total  Current  Liabilities                1,072,108            612,754


                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred  Stock  $.001  par  value,
10,000,000  shares  authorized,
75,669  shares  issued  and  outstanding               76                 76

Common  Stock  $.001  par  value,
40,000,000  shares  authorized,
3,448,928  shares  outstanding  at  9/30/00
and  3,043,050  outstanding  at  12/31/99           3,449              3,043

Additional  Paid  In  Capital                   2,160,380          1,910,187

Beginning  Deficit                             (2,257,537)        (1,813,738)
Current  Year  Loss                              (491,845)          (396,952)
Foreign  Exchange  Loss                           (13,142)           (46,847)
                                                ---------          ---------
Ending  Deficit                                (2,762,524)        (2,257,537)

     Total  Stockholders  Equity                 (598,619)          (344,231)
                                                ---------          ---------
     Total  Liabilities  and
     Stockholders  Equity                      $  473,489         $  268,523
                                                =========          =========




                  The accompanying notes are an integral part
                      of these interim financial statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF CASH FLOWS

                                         July 1, 2000-   July 1, 1999-   Jan. 1, 2000-   Jan. 1, 1999-
                                         Sep. 30, 2000   Sep. 30, 1999   Sep. 30, 2000   Sep. 30, 1999
                                         -------------   -------------   -------------   -------------
Cash Flows From Operating Activities
------------------------------------
Net  Loss                                   (289,381)        (44,183)       (504,987)       (168,086)
Depreciation                                   1,928                           5,783
Equity  Income  From  Investees              (12,738)        (21,745)       (123,397)        (13,047)
Increase  Other  Liabilities                   6,188          31,000           1,040          31,000
Increase  Other  Receivables                                  (2,474)                         (2,474)
Foreign  Currency  Exchange  Loss                             11,711          13,142          35,135
Decrease  Accounts  Payable                                  (13,798)         (4,188)         (9,120)
Decrease  Payroll  Taxes  Payable                                                               (503)
Dividends  From  Investee                                      8,390           3,685           8,390
Increase  Prepaid  Expenses                                                   (5,000)
Compensation  For  Stock                                                                      46,129
                                            --------        --------        --------        --------
Net  Cash  Used  in  Operations             (294,003)        (31,099)       (567,793)       (118,705)

Cash Flows From Investing Activities
------------------------------------
Increase  Employee  Advances                 (21,926)         (4,500)        (78,481)        (30,565)
Increase  Notes  Receivable
Purchase  Equipment  &  Other
  Depreciable  Assets                                                         (6,058)
Purchase  Securities                                                          (8,490)
                                            --------        --------        --------        --------
Net  Cash  Used  In  Investing               (21,926)         (4,500)        (93,029)        (30,565)

Cash  Flows  From  Financing
----------------------------
Increase  In  Common  Stock                      332              30             332             677
Increase  In  Paid  In  Capital              204,142          14,970         204,142         375,978
Increase  (Decrease)  in  Notes  Payable      (9,767)         20,233         462,500        (278,633)
                                            --------        --------        --------        --------
Net  Cash  From  Financing                   194,707          35,233         666,974          98,022


Net  Increase  (Decrease)  In  Cash         (121,222)           (366)          6,152         (51,248)
Cash  Beginning  of  Period                  127,368            (703)             (6)         50,179
Cash  End  of  Period                          6,146          (1,069)          6,146          (1,069)


     The accompanying notes are an integral part of these interim financial statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF OPERATIONS

                                         July 1, 2000-   July 1, 1999-   Jan. 1, 2000-   Jan. 1, 1999-
                                         Sep. 30, 2000   Sep. 30, 1999   Sep. 30, 2000   Sep. 30, 1999
                                         -------------   -------------   -------------   -------------
Revenues                                      14,310               0          19,000          21,217
General  and
Administrative  Expenses                     279,336          31,497         531,877         127,998
    Funded R & D                                   0               0               0               0
    Cost  of  Funded  R  &  D                 31,014           5,332          90,531          39,234
    Net  R  &  D  Cost                        31,014           5,332          90,531          39,234
Operating  Loss                             (296,040)        (36,829)       (603,408)       (146,015)
(Loss)  On  Investments                       (7,110)              0         (14,310)              0
Interest  Income                               1,031               8           2,476              17
Interest  in  Income  From
Unconsolidated  Companies                     12,738           4,349         123,397          13,047

Foreign  Exchange  (Loss)                                    (11,711)        (13,142)        (35,135)
                                            --------        --------        --------        --------
(Loss)  From  Continuing
Operations                                  (289,381)        (44,183)       (504,987)       (168,086)
                                            --------        --------        --------        --------
Income  Taxes

Net  Income (Loss)                          (289,381)        (44,183)       (504,987)       (168,086)

Net  (Loss)  Per
Share Common Stock                              (.09)           (.01)           (.15)           (.06)

Weighted  Average
Common  Shares Outstanding                 3,364,344 shs    2,948,095 shs  3,317,491 shs   2,776,070 shs



     The accompanying notes are an integral part of these interim financial statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)



                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited unconsolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 1999.



                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net loss of $289,381 for the quarter ended September 30, 2000 and when combined with prior year net losses, raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Results  of Operations - Third Quarter of 2000 Compared to Third Quarter of
     ---------------------------------------------------------------------------
     1999
     ----

     Our revenues for Q3 2000 were $14,310. We had no revenues during Q3 1999. The revenues in Q3 2000 came previously from our anaerobic farm waste project in Idaho.

     General and administrative expenses rose significantly during Q3 2000 compared to Q3 1999. Operating expenses increased by $247,839 from $31,497 in Q3 1999 to $279,336 in Q3 2000, a 787 percent increase. The increase was attributable to consulting fees, increase in expense on tissue bonding and expenses on our CO2 separator project.

     We continued funding our research and development project on human tissue bonding in Kiev, Ukraine during Q3 2000. We spent $31,014 in funds for this project. During Q3 1999 we spent $5,332 in funded research and development on this project.

     We had a net loss from operations of $296,040 for Q3 2000 compared to a net loss of $36,829 for Q3 1999, a $259,211 or 704 percent increase.

     We accrued income of $12,738 in Q3 2000 from our Ukraine joint venture with United Engineering Company, compared with income of $4,349 in Q3 1999. This Q3 2000 income is attributable to converting Ukraine defense installations to other purposes. For the first time in several quarters, we experienced no foreign currency loss during Q3 2000, as opposed to a loss of $11,711 in Q3 1999 from this source.

     Our net loss during Q3 2000 of $289,381 was $245,198 greater than the $44,183 net loss during Q3 1999 - or 5.55 times as great a loss. This much greater loss was attributable to our expenses in pursuing our CO2 separator and anaerobic animal waste projects. We were able to bear this loss only from the sale of $204,474 in stock.

     Results  of  Operations  -  First  Three Quarters of 2000 Compared to First
     ---------------------------------------------------------------------------
Three  Quarters  of  1999
-------------------------

     Revenue from operations was $19,000 for the first three quarters of 2000 compared to $21,217 the first three quarters of 1999.

     General and administrative expenses, however, increased from $127,998 in the first three quarters of 1999 to $531,877 in the first three quarters of 2000. In large part, the increase in operating expenses in 2000 is attributed to increased expenses on our tissue bonding project.

     We offset part of this increased loss from accrued income of $123,397 from our Ukraine joint venture in United Engineering Company during the first three quarters of 2000, as compared with accrued income of only $13,047 from this source in the same period in 1999. Our foreign currency loss of $13,142 during the first three quarters of 2000 compared favorably with a loss of $35,135 from this source during the same period in 1999.

     We experienced a net loss of $504,987 in the first three quarters of 2000 as compared to a net loss of $168,086 in the first three quarters of 1999. The loss per share of common stock was $0.15 for the first three quarters of 2000 compared to a net loss per share of $0.06 in the first three quarters of 1999.

     Outlook
     -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     We are optimistic for our future, particularly with regard to 2001. Our CO2 separator project appears to be extremely promising, with negotiations underway with Resource Technology Corporation regarding the extraction of methane gas from five landfills in the U.S.A.

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

     Management's  Statement  on  Y2K
     --------------------------------

     We have determined that we do not face material costs, problems or uncertainties about the year 2000 computer problem. This problem affects many companies and organizations and stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. We are fairly newly organized, presently use off-the-shelf and easily replaceable software programs, and have yet to devise our own software programs.


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

Date:   October 31, 2001                    Consortium Service Management Group,
Inc.


                                            By/s/Gordon  W.  Allison

                                            Gordon W. Allison, Vice President
                                               And Chief Financial Officer

                            FINANCIAL DATA SCHEDULE

Period  Type                                                              3-MOS
Fiscal  Year  End                                                  DEC  31-2000
Period  Start                                                      JUL  01-2000
Period  End                                                        SEP  30-2000
Cash                                                                      6,146
Securities                                                                6,146
Receivables                                                                 600
Allowances                                                                    0
Inventory                                                                     0
Current  Assets                                                          15,236
PP&E                                                                     60,909
Depreciation                                                             33,824
Total  Assets                                                           473,489
Current  Liabilities                                                  1,072,108
Bonds                                                                         0
Preferred  Mandatory                                                          0
Preferred                                                                    76
Common                                                                2,163,829
Other  SE                                                            (2,762,524)
Total  Liability  and  Equity                                           473,489
Sales                                                                    14,310
Total  Revenue                                                           14,310
Cgs                                                                           0
Total  Costs                                                                  0
Other  Expenses                                                         279,336
Loss  Provision                                                               0
Interest  Expense                                                       (1,031)
Income  Pretax                                                        (289,381)
Income  Tax                                                                  0
Income  Continuing                                                    (289,381)
Discontinued                                                                 0
Extraordinary                                                                0
Changes                                                                 12,738
Net  Income                                                           (289,381)
EPS  Primary                                                             (0.09)
EPS  Diluted                                                             (0.09)

                                                                      Exhibit 27
                                                                     Page 1 of 1