Form 10KSB
period 2000-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2001-12-04
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                         Common Stock, $0.001 par value
                                (Title of class)

                        Preferred Stock, $0.001 par value
                                (Title of class)


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

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [  ] No [X]

                                TABLE OF CONTENTS


Item     1.     Description  of  Business                                      1

                Business  Development                                          1
                Business  of  the  Company                                     4
                       Live  Tissue  Bonding  Equipment                        4
                       Anaerobic  Farm-Waste  Disposal  Equipment              5
                       Carbon  Dioxide  Separator                              7
                Raw  Materials  and  Suppliers                                 8
                Distribution  Methods                                          8
                Competition                                                    9
                Patents,  Trademarks  and  Licenses                            9
                Government  Approval  and  Regulations  .                      9
                Year  2000  Computer  Problems                                10
                Research  and  Development                                    10
                Cost  of  Compliance  with  Environmental  Laws               10
                Seasonality.                                                  10
                Employees                                                     11

Item     2.     Properties                                                    11

Item     3.     Legal  Proceedings                                            11

Item     4.     Submission  of  Matters to a Vote of Security Holders         11

Item     5.     Market for Common Equity and Related Stockholder Matters      11

                Holders                                                       12
                Dividends                                                     12
                Recent  Sales  of  Unregistered  Securities                   12

Item     6.     Management's  Discussion  and  Analysis                       14

                Sales                                                         14
                Selling,  General  and  Administrative  Expenses              15
                Net  Loss                                                     15
                Liquidity  and  Outlook                                       15

Item     7.     Financial  Statements                                         16

Item     8.     None

Item     9.     Directors, Executive Officers, Promoters
                and Control Persons; Compliance with Section
                16(a)  of  the  Exchange  Act                                 29

Item     10.     Executive  Compensation                                      31

Item     11.     Security Ownership of Certain Beneficial
                 Owners and Management                                        31

Item     12.     Certain  Relationships  and  Related  Transactions           32

Item     13.     Exhibits  and  Reports  on  Form  8-K                        32

                 Signatures                                                   36

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

     The local currency falling on the international currency markets has had a strong negative impact on our balance sheet. The exchange rate fell from 1.54 Hryvna to the dollar in 1997 to 5.47 Hryvna to the dollar in 2000.

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

     -    to  provide  equipment  warranties  acceptable  to  us.

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

     We are attempting to market this technology ourselves in Oklahoma and in other states. We are negotiating contracts now. We expect contracts to be executed during the fourth fiscal quarter of 2001.

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

     Our efforts at this time are concentrated on building a demonstrator plant at the agriculture branch of Guelph University near Ridgetown, Ontario Province, Canada. Canada has a government program that could finance half the cost of the plant, and officials at the University have shown interest in funding the other half. We submitted an application with the Canadian government agency for half the funds needed to build the demonstrator plant. We await the decision of Guelph University.

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

     Government  Approval  and  Regulations
     --------------------------------------

     The live tissue bonding equipment must obtain the approval of the Federal Drug Administration before it can be sold to be used on humans in the U.S. We are advised by the Louisville, Kentucky surgeons that their recent studies are very favorable.

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

     During  2000,  we  expended  no  funds  on  research  and  development.

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

                                    High              Low
                                    ----              ---
     1998
     ----
          2nd  Qtr.                 2                1.125
          3rd  Qtr.                 1.3125           0.5
          4th  Qtr.                 0.2813           0.1500

     1999
          1st  Qtr.                 1.6875           0.1500
          2nd  Qtr.                 1.1875           0.5000
          3rd  Qtr.                 1.1250           0.5
          4th  Qtr.                 *                *

     *On  November  4,  1999  our stock was removed from the OTC Bulletin Board.

     On December 31, 2000, there were 3,927,374 shares of Common Stock outstanding. There are 850,000 shares subject to outstanding options to purchase, or securities convertible into, such shares of stock.

Holders
-------

     As of December 31, 2000 there were approximately 182 holders of record of our Common Stock. Some 1,046,340 shares of Common Stock are held by numerous other shareholders in brokerage accounts under the record name of "Cede & Co."

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

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

     During the past three years our company sold the following securities without registering the securities under the Securities Act of 1933:

                               No.  of
                               Common
                               Shares               Offering
           Date                 Sold                 Price
           ----                -------              --------
          1998                174,515(1)(2)         $  39,451
          4-6-99              602,362(1)              304,155
          12-30-99            169,455(3)              153.243
          2000                 12,000(3)(4)             7,500
          2000                423,350(3)(5)           257,093
          2000                111,174(3)(6)            67,659
          2000                337,800(3)(7)           211,125
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

(4) These shares were issued in exchange for the cancellation of notes payable. The notes were held by shareholders of the company who had loaned money to the company.

(5) These shares were issued in exchange for the cancellation of interest payable to the same persons identified in footnote 5 above.

(6) These shares were issued for services rendered to the company. The persons who rendered the services and the nature of their services was as follows:

Date         Name                    No.  of  Shares   Nature  of  Services
----         ----                    ---------------   --------------------
04-07-00     Charles  Smith               2,000        Fee  for  loan
04-07-00     Olympus  C  R  Account      20,000        Consulting
04-07-00     Steve  Isenhour              4,300        Fee  for  loan
04-07-00     Celtic  Cross  Ltd          13,150        Fee  for  loan
04-07-00     John  Creedon                  880        Consulting
05-04-00     Norma  Wilke                 6,000        Fee  for  loan

05-04-00     Olympus  C  R  Account      20,000        Fee  for  loan
05-04-00     Lou  Pleshe                  2,000        Fee  for  loan
05-04-00     James  Prejean               5,250        Fee  for  loan
05-04-00     Celtic  Cross  Ltd          17,498        Fee  for  loan
05-22-00     Samuel  J.  Carpenter       12,000        Fee  for  loan
05-22-00     Olympus  C  R  Account      60,000        Fee  for  loan
05-22-00     Celtic  Cross  Ltd          34,000        Fee  for  loan
10-25-00     Craig  Adamson               1,500        Fee  for  loan
10-25-00     William  Dodge              20,000        Fee  for  loan
10-25-00     John  Crooch                 6,000        Fee  for  loan
12-08-00     Olympus  C  R  Account      45,000        Fee  for  loan
12-08-00     Vyacheslay  Vaszlevskyz     10,000        Fee for administration
12-08-00     John  Creedon                8,696        Consulting and accounting


(7)     These  shares  were  issued  for  cash.

ITEM     6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     Sales
     -----

     We had revenues of $33,636 in FY 2000 compared with revenues of $10,000 in FY 1999. The 1999 revenues were from our tissue bonding activities conducted in Louisville, Kentucky with Frantz Medical Research. The $33,636 income in 2000 represents -

- $9,000 received from a group in Russia for a study made for it by CSMG with regard to an anaerobic farm waste project to be used in a chicken husbandry project there,

- $14,636 received from a group in Canada with regard to a study made for an animal husbandry anaerobic farm waste project proposed in Canada, and

-     $10,000  received as a forfeiture for an abandoned dairy project in Idaho.

We did report $101,816 in FY 2000 and $17,343 in FY 1999 as our fifty percent interest in the income of an unconsolidated subsidiary, United Engineering
Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This income represents our share of the profits from the missile site conversion activities of United Engineering Company. However, this accrued, but not received, income was more than offset by foreign currency losses of $9,801 in FY 2000 and $46,847 in FY 1999.

     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------

     Our selling, general and administrative expenses were $973,817 in FY 2000 compared with $372,469 during FY 1999. The major items of these expenses were -

     Item                            2000         1999
     ----                            ----         ----
     Interest  expense             $327,584     $  73,130
     Consulting  services            83,384         4,500
     Office overhead and salaries   324,457       117,856
     Travel                          79,115        41,766,  and
     Accounting                      15,466        10,692

     The activities which these expenses were intended to benefit were our anaerobic farm-waste disposal equipment project, our carbon dioxide separator project and our human tissue bonding project. The first two of these projects - both of which are based upon excellent Ukraine-developed equipment that can be manufactured in Ukraine, brought to the U.S. and installed at considerable savings to the employment of U.S. equipment of comparable or inferior quality - represent a substantial part of our business plan for the future.

     Net  Loss
     ---------

     In fiscal year 2000 we had a net loss of $945,571, or $0.28 a share, compared with a net loss of $443,799 in FY 1999, or $0.16 a share. There was a significant increase in our operations in 2000 in our three projects - our tissue bonding project, our anaerobic farm waste project and our CO2 separator project.

     Liquidity  and  Outlook
     -----------------------

     We have never operated at a profit. We were able to stay in operation during 1999 only from the proceeds of $149,989 in new loans made to us by shareholders, from the sale of $304,155 of capital stock for payment on notes, and from the sale of capital stock for $72,507 in cash, $17,032 for services and $63,711 for interest payments. We were able to stay in operation during 2000 only from the proceeds realized from loans of $512,500 made to us by our shareholders, from the sale of $211,215 of capital stock and from the issuance of $67,659 worth of stock in lieu of compensation for services and $257,903 worth of stock issued in lieu of cash payments on interest owed on notes payable to stockholders.

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

     We have executed a contract to install one carbon dioxide separator plant in Corpus Christi, Texas. We expect to manufacture and install the plant during the fourth quarter of 2001 with revenue commencing during that quarter.

ITEM     7.     FINANCIAL  STATEMENTS

     Independent  Auditors  Report                                            17
     Balance  Sheet  December  31,  2000                                      18
     Statement  of  Cash  Flows  Year  Ended  December  31,
          2000  and  1999                                                     20
     Statement  of  Operations  Year  Ended  December  31,
          2000  and  1999                                                     21
     Statement  of  Changes  in  Stockholders'  Equity  from  Inception
          (November  19,  1992)  to  December  31,  2000                      22
     Notes  to  Financial  Statements                                         24

                          INDEPENDENT AUDITORS REPORT
                          ---------------------------



To  the  Shareholders  and  Board  of  Directors
Consortium  Service  Management  Group,  Inc.


I have audited the accompanying balance sheet of Consortium Service Management Group, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consortium Service Management Group, Inc. as of December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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



                                             /s/Gary  Skibicki

Oklahoma  City,  Oklahoma                    Gary  Skibicki
June  26,  2001                              Certified  Public  Accountant

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                  BALANCE SHEET
                                December 31, 2000


                                     ASSETS
                                     ------

CURRENT  ASSETS
---------------

Cash                                                  $     1,492
Dividends Receivable                                        8,155
                                                      -----------
    Total Current Assets                                             $   9,647
                                                                     ---------
FIXED  ASSETS
-------------

Furniture, Fixtures, Equipment                             74,909
  Less:  Accumulated Depreciation                         (35,751)
                                                      -----------
    Total Fixed Assets                                                  39,158
                                                                     ---------

OTHER  ASSETS
-------------

Investment - United Engineering Co., Inc.                 307,217
Investment - Anaerobic Farm Waste, Inc.                       880
Investment - CO2 Equipment                                 27,889
Employee Advances                                           1,752
Tissue Bonding Patent                                       8,667
  Less:  Accumulated Amortization                            (482)
                                                      -----------
    Total Other Assets                                                 345,923
                                                                     ---------

    Total Assets                                                     $ 394,728
                                                                     =========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            BALANCE SHEET (Continued)
                                December 31, 2000


                                  LIABILITIES
                                  -----------

CURRENT  LIABILITIES
--------------------
Accounts Payable                                      $    43,661
Interest Payable                                           83,332
Federal Payroll Taxes Payable                              23,896
Notes Payable to Stockholders                             990,264

    Total Current Liabilities                                        $1,141,153

STOCKHOLDERS  EQUITY
--------------------

Preferred Stock, $.001 Par Value, 10,000,000 Shares
Authorized;  75,669 Shares Issued and Outstanding
at December 31, 2000                                                         76

Common Stock,  $.001 Par Value, 40,000,000 Shares
Authorized; 3,927,374 Shares Issued and Outstanding
at December 31, 2000                                                      3,927

Additional Paid-in Capital                                            2,452,680

Beginning Deficit 1/1/00                              (2,257,537)
Current Year Loss                                       (935,770)
Foreign Exchange Loss                                     (9,801)
                                                      ----------

Ending Deficit 12/31/00                                              (3,203,108)

    Total Stockholders Equity                                          (746,425)
                                                                     ----------

    Total Liabilities and Stockholders Equity                        $  394,728
                                                                     ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   CONSORTIUM SERVICES MANAGEMENT GROUP, INC.
                            STATEMENT OF CASH FLOWS
                      JANUARY 1, 2000 - DECEMBER 31, 2000

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
----------------------------------------
Net Loss                                                              $(945,571)
Bad Debt Expenses                                                           600
Equity Income from Investees                                           (101,816)
Depreciation                                                              7,710
Amortization                                                              8,313
Dividends from Investee                                                  11,906
Foreign Exchange Loss                                                     9,801
Increase in Dividends Receivable                                         (8,155)
Interest Expense for Common Stock                                       257,093
Compensation for Common Stock                                            67,661
Decrease in Accounts Payable                                            (14,139)
Increase in Federal Payroll Taxes Payable                                 3,269
Increase in interest Payable                                             65,269
Cancellation of Indebtedness Income                                     (31,000)
Decrease Bank Overdraft                                                      (8)
                                                                       --------
Net Cash Used in Operating Activities                                  (669,067)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
----------------------------------------

Investment in CO2 Equipment                                             (27,889)
Purchase Equipment, Furniture                                           (16,391)
Increase Employee Advances                                                 (119)
Acquire Tissue Bonding Patent                                            (8,667)
                                                                       --------
Cash Used from Investing Activities                                     (53,066)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
----------------------------------------

Increase in Stock Issue                                                 211,125
Increase Notes Payable                                                  512,500
                                                                       --------
Increase Cash from Financing Activities                                 723,625

Net Increase in Cash                                                      1,492
Cash at Beginning of Period                                                   0
Cash at End of Period                                                     1,492

NON  CASH  FINANCING  ACTIVITIES
--------------------------------

Shareholder  Notes  of  7,500  were  converted  to  common  stock.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF OPERATIONS
                      January 1, 2000 - DECEMBER 31, 2000


Revenues                                                           $     33,636

General and Administrative Expenses                                     973,817
  Funded Research and Development                              0
  Cost of Funded Research and Development                100,881
  Net Research and Development Cost                                     100,881
                                                                   ------------

Operating (Loss)                                                     (1,041,062)
(Loss) on Investments                                                   (30,000)
Interest in Income                                                        2,476
Interest in Income of Unconsolidated Companies                          101,816
Foreign Currency Loss                                                    (9,801)
                                                                   ------------
(Loss) from Continuing Operations                                      (976,561)
Income  Taxes
  Income  Before  Extraordinary  Item
  Cancellation of Liability Income                                       31,000
Net Income                                                         $   (945,571)
Net Loss Per Share Common Stock Before Extraordinary Gain                  (.29)
Net Loss Per Share Common Stock After Extraordinary Gain                   (.28)
Weighted Average Common Shares Outstanding                            3,425,645

Basic and diluted earnings per share are the same. The corporation is reporting a net loss for the reporting period and any potentially dilutive securities are antidilutive (reduce loss per share) and therefore not presented.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM INCEPTION (NOVEMBER 19, 1992) TO DECEMBER 31, 2000

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

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM INCEPTION (NOVEMBER 19, 1992) TO DECEMBER 31, 2000
                                  (Continued)


                               NO. PREFERRED    PAR     NO. COMMON    PAR     ADDITIONAL    ACCUMULATED
DESCRIPTION                       SHARES       VALUE    SHARES(ea)   VALUE  PAID IN CAPITAL   DEFICIT      TOTAL
------------------------------------------------------------------------------------------------------------------
Common Shares Issued for
Cash  During  1997                                      205,250        205       180,295                    180,500
Common  Shares  Issued  for
Services  During  1997                                    7,350          8         6,442                      6,450
Net  Loss  Year  Ended  12/31/97                                                                 (31,673)   (31,673)
                                     ------     ---   ---------     ------    ----------     -----------  ---------
Balance  December  31,  1997         75,669     $76   2,096,718     $2,097    $1,222,301     $(1,029,458) $ 195,016

Additional  Paid  In  Capital                                                     39,451                     39,451
Common  Shares  Issued  for
Services During 1998                                    174,515       174       $191,809                    191,983
Net  Loss  Year  Ended
12/31/98                                                                                     $  (784,279)  (784,279)
                                     ------     ---   ---------     -----     ----------     -----------  ---------
Balance  December  31,  1998         75,669     $76   2,271,233    $2,271     $1,453,561     $(1,813,738) $(357,830)

Common  Shares  Exchanged
for  Notes  During  1999                                602,362       602        303,553                    304,155
Common Shares Sold During 1999                           72,500        73         72,427                     72,500
Common  Shares  Issued
for  Services During 1999                                18,491        18         17,014                     17,032
Common  Shares  Issued
for  Interest During 1999                                78,464        79         63,632                     63,711
Net  Loss  Year  Ended  12/31/99                                                           $  (443,799)    (433,799)
                                     ------     ---   ---------    ------     ----------     -----------  ---------

Balance  December  31,  1999         75,669     $76   3,043,050    $3,043     $1,910,187   $(2,257,537)  $(344,231)

Common Shares Exchanged
for Notes During 2000                                    12,000        12          7,488                      7,500
Common Shares Issued
for Interest During 2000                                423,350       423        256,670                    257,093
Common Shares Issued
for Services During 2000                                111,174       111         67,548                     67,659
Common Shares Sold During 2000                          337,800       338        210,787                    211,125
Net Loss Year Ended 12/31/00                                                               $  (945,571)    (945,571)
                                     ------     ---   ---------    ------     ----------   -----------    ---------

Balance December 31, 2000            75,669     $76   3,927,374 ea $3,927     $2,452,680   $(3,203,108)   $(746,425)

                    Consortium Service Management Group, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


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

The technologies involve live tissue bonding, C02 (carbon dioxide) separation of landfill gas and anaerobic animal waste disposal. The live tissue bonding focuses on bonding living soft biological tissue used in surgical procedures that eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E. O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the exclusive world rights on licensing, patenting, manufacturing, development and distribution of this technology. The live biological tissue bonding process is a U.S. and international patent pending technology approved by the Ukraine Ministry of Health for human surgical procedures.

The CSMG, Inc. owned carbon dioxide separator technology, also developed in Ukraine, promotes the economical separation of C02 gas from methane gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents it from being commercially sold as fuel. The Ukraine technology has developed an economical C02 separator which isolates methane gas to the extent that it can be sold to utility companies as well as other industrial and commercial customer with the first unit being installed in 2001 at the Elliot Landfill in Corpus Christi, TX. Carbon dioxide separator equipment exists in the U.S. however it is more expensive than Ukraine technology necessitating methane gas to be burned or flared on site for environmental purposes as opposed to being sold for fuel.

The third technology developed in Ukraine is an anaerobic animal waste process which via a closed loop system eliminates animal waste, odors and microorganisms. The marketing and distribution rights for this equipment are owned exclusively by CSMG which as part of the process produces an organic fertilizer also planned to be marketed in the U.S. and Canada in accord with rights owned by CSMG, Inc.

The Company does not internally separate financial information including results of operations by segments such as geographic areas, products, major customers or operating segments. With the major component of income being from United Engineering Company's earnings management considers it impractical to further segment financial information.

Investments in companies in which Consortium Service Management Group, Inc. has an equity interest of at least 20% are accounted for under the equity method. Under this method the company records its share of income or losses as Interest In Income Or Losses of Unconsolidated Companies with corresponding increases or decreases in the investment account. In 2000 the company made a $27,888 investment for C02 separator equipment that on February 1, 2001 was used as an

                    Consortium Service Management Group, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


initial capital investment for a 55% ownership interest in CSMG Gastech LLC. CSMG Gastech LLC was formed to manage methane gas sales when planned operations begin. Also in 2000 CSMG's 50% equity interest in United Engineering Company decreased to 33 1/3% due to several key Ukrainian employees purchasing stock in United Engineering Company as a means of rewarding them for profitable operations. In year 2000 United Engineering Company recorded a profit of 1,506,000 Hryvna which using an average annual exchange rate of .18265 converts to $275,107 in U.S. dollars.

Cash  and  Cash  Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities of less than three months to be cash equivalents.

Revenue  Recognition

Income is recognized as earned by the foreign investee and Anaerobic Farm Waste, Inc. Other than these exceptions the general policy is revenue is recognized when received.

Furniture,  Fixtures  and  Equipment

Furniture, fixtures and equipment are stated at cost and are straight-line depreciated over the estimated economic lives of the assets, primarily five years. Equipment with no continuing value is written off.

Investments  in  Unconsolidated  Companies

The company's decrease in ownership percentage from 50% to 33 1/3% in United Engineering Company resulted in an investment differential of $78,307 between the investment account and the net assets of UEC. The accounting policy is to equalize this differential with an amortization write off over the next 10 years of $7,831 per year beginning in 2000 and ending in 2009.

Foreign  Operations

Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate at the balance sheet date. Income Statement accounts have been translated using the average exchange rates for the year. The Company owns a 33.3% interest in United Engineering Company which was organized in and operates in the Ukraine. The average exchange rate used to record income was
 .18265 functional currency to U.S. dollars and the year end exchange rate used to value the United Engineering investment account was .1840 functional currency to U.S. dollars.

Loss  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period presented. The Company had a net loss in 2000 of $945,571 and accordingly basic and diluted earnings

                    Consortium Service Management Group, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


per share are the same because any dilutive or potentially dilutive securities would be antidilutive. The Company is reporting an extraordinary gain of $31,000 and as presented on the Statement of Operations the net loss per share when considering this gain decreases from 29 cents per share to 28 cents per share. The extraordinary gain of $31,000 is due to an accounts payable reported as a short term liability for professional services incorrectly booked by the Company at the end of 1999.

Issuance  of  Shares  for  Services

Valuation of shares for services is based on the fair market value of services. During 2000 the Company issued 111174 shares of common stock in exchange for management, marketing and research services. The cost of the services has been charged to operations and additional paid in capital has been increased by $67,548, representing the excess of the cost of the services over the par value of the common stock issued. Additionally, the Company issued 423,350 shares of common stock for interest on notes payable to shareholders with the cost charged to operations and additional paid in capital increased by excess of the interest expense over the par value of the common stock issued, $256,670.

Preferred  Stock

On December 28, 1995 the Company authorized the issuance of 75669 shares of Series A preferred stock, 10.00 face amount, .001 Par which pays a cumulative dividend of net corporate profit equal to 8% of the face amount of the outstanding stock. If the Company does not realize profits preferred stock dividends are not accruable. Such preferred Series A stock is preferred over all common stock in the event of corporate liquidation and dissolution to the extent of its unredeemed face amount.

On September 29, 2000 Board of Directors approved Mr. Robbins and Mr. Allison converting all of their preferred shares which represent 100% of the preferred shares outstanding to common stock. Specifically their combined 75,669 preferred shares is planned to be converted in 2001 to 1,210,704 common shares as compensation for unpaid services which when finalized will be recorded as $756,690 in compensation expense.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting  Pronouncements  Adopted  in  2000

During 2000, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards ("SFAS"). Adoption of these Standards did not have a material effect on its financial position, results of operations or on disclosures within the financial statements.

(1) SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133.

(2)     SFAS  No.  139  -  Rescission of FASB Statement No. 53 and Amendments to

                    Consortium Service Management Group, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


FASB  Statements  No.  63,  89  and  121.

(3) SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement 125).

Income  Taxes

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (See
Note  3).

                                     NOTE 2
                BASIS OF PRESENTATION AND CONSIDERATIONS RELATED
                     TO CONTINUED EXISTENCE (GOING CONCERN)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $945,571 for the year ended December 31, 2000 and this factor combined with prior year net losses, raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

Since the Company has not generated taxable income since inception, no provision for income taxes has been provided. At December 31, 2000 the net operating loss carryforward was in excess of $1,000,000.

                                     NOTE 4
                    INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of United Engineering Company ("UEC"), a Ukraine - U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC's equity was owned by eight Ukraine organizations representing fourteen Ukraine organizations, three of which represent the State

                    Consortium Service Management Group, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


Property Fund of Ukraine. All UEC decisions require a 75% shareholder vote. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor, and holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. During the year ending December 31, 2000 approximately 9 employees of United Engineering Company were given the opportunity to purchase stock to complete its authorized capital by paying 26,100 gryvnya (approximately 4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of registered shares, 20,000, authorized by United Engineering Company with CSMG owning 6,666 shares or 1/3% ownership. For the year ended December 31, 2000 United Engineering Company had revenues of $2,414,000 for a net income of $284,916. At December 31, 2000 UEC had $781,000 in assets and $71,000 in liabilities representing a total net worth in U.S. dollars of $710,300.

A portion of Investment - United Engineering Company has previously been reported as a Founders Fund which represents a special priority in the event of liquidation. In 1994 the company made its original investment in United Engineering Company which included contributing $73,843 in autos, equipment and furniture. The agreement between the company and UEC was that in the event of UEC liquidating $73,843 would be repaid in preference to all creditors. As an incentive to encourage foreign investment the Ukraine government has guaranteed repayment if upon liquidation UEC has insufficient funds to do so. This special funding arrangement continues to exist but for presentation purposes is now included as part of the UEC investment account on the balance sheet.

                                     NOTE 5
                            TEXAS SECURITY COMMISSION

Subsequent  to  the  audit  a  concern  has been initiated by the Texas Security
Commission regarding the possible sale of membership interest in CSMG Gastech LLC without disclosing that Resource Technology Corporation, the company that has the landfill contract with the city of Corpus Christi, is in chapter 11 business reorganization. The status of the inquiry is that the Texas Securities Commission mailed each of the CSMG Gastech LLC investors a questionnaire plus verbally requested that each investor be given the opportunity to rescind his or her investment including a refund of his or her investment money. To date it is not known how many, if any, investors responded to the questionnaire and one investor has requested that his $10,000 investment be refunded.

                                     NOTE 6
                          NOTES PAYABLE TO STOCKHOLDERS

Notes to shareholders consist of 27 short-term (generally one year) interest bearing unsecured notes with varying maturity dates with the most common interest rate being 11% per annum on the unpaid balance. In 2000 $7,500 of shareholder notes payable were retired by being exchanged for common stock. On December 31, 2000 notes payable to shareholders totaled $990,264 with interest expense of $343,354 broken down as follows:

          a.  Cash  paid  to  noteholders                          2,929
          b.  Common  stock  issued  for  interest               257,093
          c.  Accrued  interest  through  12/31/00                83,332
                                                                --------
                                                                $343,354

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                                   Director's
                                                       Director      Term
      Person                 Positions and Offices      Since       Expires
      ------                 ---------------------     --------    ----------
Esmeralda G. Robbins, 56    Chairman  of the Board       1992         2001
                            of  Directors

Donald S. Robbins, 57       President,  Chief            1992         2001
                            Executive  Officer  and
                            Director

Gordon W. Allison, 74       Executive  Vice  Presi-      1992         2001
                            dent,  Chief  Financial
                            Officer,  Secretary  and
                            Director

James Workman, 73           Director                     1998         2001

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

     Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act.
     ---------------------------------------------------------------------

     Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange  Act  during  the  most  recent  fiscal  year  or  prior  fiscal years:

                                                                No. of Failures
                                           No. of Transactions      to File a
                      No. of Late Reports  Not Timely Reported  Required Report
                      -------------------  -------------------  ---------------
Esmeralda G. Robbins         None                  None                None
Donald S. Robbins            None                  None                None
Gordon W. Allison            None                  None                None
James Workman                None                  None                None

ITEM     10.     EXECUTIVE  COMPENSATION

     Set forth below is the aggregate compensation during fiscal years 1998, 1999 and 2000 of the chief executive officer of the company. During the period, no executive officer of the company received compensation that exceeded $100,000.

          Name                  Fiscal Year   Annual Salary   Other Compensation
          ----                  -----------   -------------   ------------------
Donald S. Robbins, President       2000           $131,295           None
Donald S. Robbins, President       1999            $43,457           None
Donald S. Robbins, President       1998            $48,000           None

     Set forth below is information concerning each exercise of stock options during the last fiscal year by each of the named executive officers and the fiscal year-end values of unexercised options, provided on an aggregated basis:

                                          No. of Shares
                                            Underlying      Value of Unexercised
                                        Unexercised Options      In-the-Money
                     Shares                 at  FY-End        Options at FY-End
                    Acquired     Value      Exercisable/         Exercisable/
     Name         or Exercised  Realized    Unexercisable        Unexercisable
     ----         ------------  -------- ------------------ --------------------
Donald S. Robbins       0           0         425,000/0            155,125/0
Gordon W. Allison       0           0         425,000/0            155,125/0

     Directors of the company receive no compensation for their services as directors.

ITEM     11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                 MANAGEMENT

     The table below sets forth, as of December 31, 2000, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

                                            Number  of
                                            Shares  of
     Name  and  Address                    Common  Stock            Percent
     ------------------                    -------------            -------
     Esmeralda  G.  Robbins(1)(2)               250,000                6.4
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471

     Donald  S.  Robbins(2)(3)(4)               675,000               15.5
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471

     Gordon  W.  Allison(4)(5)                  797,300               18.3
     P.  O.  Box  770304
     Oklahoma  City,  Oklahoma  73177

     James  Workman                              60,000                1.5
     1826  War  Eagle  Street
     North  Little  Rock,  AR  72116

     Officers  and  Directors                 1,782,300               32.3
     as  a  group  (4  persons)(4)
     -----------------------------

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



Date:  October  31,  2001          /s/Donald S. Robbins
                                   ---------------------------------------------
                                   Donald  S.  Robbins,  President,  Chief
                                        Executive  Officer  and  Director



Date:  October  31,  2001          /s/Esmeralda G. Robbins
                                   ---------------------------------------------
                                   Esmeralda  G.  Robbins,  Chairman  of  the
                                        Board  and  Director



Date:  October  31,  2001          /s/Gordon W. Allison
                                   ---------------------------------------------
                                   Gordon  W.  Allison,  Chief Financial Officer
                                        and  Director



Date:  October  31,  2001          /s/James Workman
                                   ---------------------------------------------
                                   James  Workman,  Director