Form 10QSB
period 2001-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2001-12-04
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

As of August 29, 2001, there were 5,624,218 shares of the Registrant's Common Stock, par value $0.001, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]     No [X]

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

To the Board of Directors and Stockholders of Consortium Service Management Group, Inc. and Subsidiary



I have reviewed the accompanying balance sheets of Consortium Service Management Group, Inc. and Subsidiary as of March 31, 2001 and December 31, 2000, and the related Statements of Operations, Accumulated Deficits, and Cash Flows for the quarter and year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Consortium Service Management Group, Inc. and Subsidiary.

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


                                              /s/Gary  Skibicki
                                              ----------------------------------
Date:  November  14,  2001                    Gary  Skibicki
Oklahoma  City,  OK.                          Certified  Public  Accountant

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS
                                     ------

                                                     3/31/01          12/31/00
                                                     -------          --------
Current  Assets
---------------
Cash                                               $       164      $     1,492
Dividends  Receivable                                    8,155            8,155
                                                   -----------      -----------

     Total  Current  Assets                        $     8,319      $     9,647


Fixed  Assets
Furniture,  Fixtures,  Equipment                        60,909           74,909
Less:  Accumulated  Depreciation                       (37,679)         (35,751)
                                                   -----------      -----------

     Total  Fixed  Assets                          $    23,230      $    39,158


Other  Assets
-------------

Investment  -  United                                  297,257          307,217
  Engineering  Co.

Investment  -  Anaerobic
  Farm  Waste,  Inc.                                     1,200              880

Carbon  Dioxide  Equipment                             654,300           27,889

Employee  Advances                                      24,200            1,752

Tissue  Bonding  Patent                                  8,667            8,667
Less:  Accumulated  Amortization                          (603)            (482)
                                                   -----------      -----------

     Total  Other  Assets                          $   985,021      $   345,923
                                                   -----------      -----------

     Total  Assets                                 $ 1,016,570      $   394,728
                                                   ===========      ===========



                     The accompanying notes are an integral
                   part of these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)


                                  LIABILITIES
                                  -----------


                                                     3/31/01          12/31/00
                                                     -------          --------
Current  Liabilities
--------------------
Accounts  Payable                                  $   556,268      $    43,661

Interest  Payable                                      110,427           83,332

Federal  Payroll  Taxes  Payable                        26,823           23,896

Notes  Payable  To  Stockholders                       980,264          990,264
                                                   -----------      -----------

     Total  Current  Liabilities                   $ 1,673,782      $ 1,141,153
                                                   ===========      ===========

                        STOCKHOLDERS' AND MEMBERS' EQUITY
                        ---------------------------------

Preferred  Stock  $.001  par  value,
10,000,000  shares  authorized;
75,669  shares  issued  and  outstanding
at  December  31,  2000,  0  shares  issued
and  outstanding  at  March  31,  2001             $                $        76

Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
3,927,374  shares  issued  and
outstanding  at  December  31,  2000
and  5,138,078  issued  and
outstanding  at  March  31,  2001                  $     5,138            3,927


Additional  Paid  In  Capital                        3,428,235        2,452,680

Membership  Capital  Gastech  LLC                      163,000                0

Beginning  Accumulated  Deficit,                    (3,203,108)      (2,257,537)
1/1/01,  1/1/00

Current  Year  Loss                                 (1,051,110)        (935,770)

Foreign  Exchange  Gain  (Loss)                            633           (9,801)
                                                   -----------      -----------

Ending  Accumulated  Deficit,
3/31/01,  12/31/00                                 $(4,253,585)     $(3,203,108)
                                                   -----------      -----------

     Total  Stockholders'  Equity                     (657,212)        (746,425)
                                                   -----------      -----------

     Total  Liabilities  and
     Stockholders'  Equity                         $ 1,016,570      $   394,728
                                                   ===========      ===========


                  The accompanying notes are an integral part
                      of these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                          Jan.  1,  2001 -      Jan.  1,  2000 -
                                          March  31,  2001      March  31,  2000
                                          ----------------      ----------------
Revenues                                    $       100             $   10,000

Cost  of  Goods  Sold                             5,000
                                            -----------             ----------

Gross  Profit  (Loss)                            (4,900)                10,000

General  and
Administrative  Expenses                      1,036,888                102,217

  Funded  R&D                                         0                      0
  Cost  of  Funded  R&D                             750                  3,594
  Net  R&D  Cost                                    750                  3,594
                                            -----------             ----------

Operating  Loss                             $(1,042,538)            $  (95,811)

(Loss)  On  Investments                                                 (7,200)

Interest  Income                                     63                     11

Interest  in  Income  (Loss)
Of  Unconsolidated  Company                      (8,635)               123,406

Foreign  Exchange
Gain  (Loss)                                        633                (10,195)
                                            -----------             ----------

Net  Income  (Loss)                         $(1,050,477)            $   10,211

Basic  and  Diluted
Earnings  Per  Share                               (.20)                   .00

Average  Shares  Outstanding                  5,138,078              3,117,050





                  The accompanying notes are an integral part
                      of these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Jan.  1,  2001 -      Jan.  1,  2000 -
                                          March  31,  2001      March  31,  2000
                                          ----------------      ----------------
Cash  Flows  From  Operating  Activities
----------------------------------------
Net  Income  (Loss)                         $ (1,050,477)          $     10,211
Depreciation  and  Amortization                    4,007                  1,927
Dividends  from  Investees                                                3,685
Increase  (Decrease)  Accounts  Payable                                     812
(Increase)  Decrease  Prepaid  Expenses                                  (5,000)
Increase  (Decrease)  Accrued  Interest           27,095                 15,481
Increase  (Decrease)  Taxes  Payable               2,927                (12,018)
Equity  (Income)  Loss  from  Investees            8,635              (1,234,04)
Foreign  Exchange  Loss  (Gain)                     (633)                10,193
Compensation  for  Common  Stock                 756,690                 46,129
                                            ------------           ------------
Cash  Flows  From  Operating  Activities    $   (251,756)          $    (51,984)


Cash  Flows  From  Investing  Activities
----------------------------------------

Purchase  Securities                                               $     (1,800)
Employee  Advance                           $    (22,448)               (27,004)
Purchase  Equipment                             (612,411)
Investment  in  Subsidiary                          (320)
                                            ------------           ------------

Cash  Flows  From  Investing  Activities    $   (635,179)          $    (28,804)


Cash  Flows  From  Financing  Activities
----------------------------------------

Increase  Accounts  Payable  *              $    512,607
Increase  (Decrease)  Notes  Payable             (10,000)          $     85,767
Sell  Stock                                      220,000
Sell  Membership  Interest  in  LLC              163,000
                                            ------------           ------------

Cash  Flows  From  Financing  Activities  $       885,607         $      85,767
                                            ------------           ------------

Net  Increase  (Decrease)  Cash                    (1,328)                4,979
Cash  Beginning  of  Period                         1,492                    (6)
Cash  End  of  Period                     $           164         $       4,973


* Accounts payable are shown as part of financing in 2001 because they relate to purchasing carbon dioxide equipment.

                  The accompanying notes are an integral part
                      of these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2000.

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


                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,050,477 for the three months ended March 31, 2001 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Results  of Operations - First Quarter of 2001 Compared to First Quarter of
     ---------------------------------------------------------------------------
2000
----

     Our  revenues  for  Q1  2001  were  $100,  compared  to $10,000 in Q1 2000.

     Cost of services provided in Q1 2001 was $5,000, compared with no cost of services in Q1 2000. These costs reflected the cost of videos for tissue bonding.

     Operating expenses increased ten-fold during Q1 2001 over Q1 2000. Operating expenses increased by $934,671 from $102,217 in Q1 2000 to $1,036,888 in Q1 2001. The increase is attributable to (i) the exchange of preferred stock by two officers for common stock with the increase in value of the common stock over the preferred stock being regarded as compensation expense and (ii) expenses associated with the organization of CSMG Gastech LLC, a new 55 percent subsidiary of the company through which we propose to operate some of our CO2 separator projects.

     Due to the increased operating expenses, we had a net loss from operations of $1,042,538 for Q1 2001, up considerably from a net loss of $95,811 for Q1 2000.

     We accrued a loss in Q1 2001 of $8,635 from our joint venture in Ukraine with United Engineering Company, as compared with income of $123,406 from this activity in Q1 2000. The reason for the difference is a decline in the defense conversion activities of U.E.C.

     Altogether, we reported a net loss in Q1 2001 of $1,050,477 or $0.20 a share, compared with net income in Q1 2000 of $10,211 or $0 a share. This loss reflects increased general and administrative expenses incurred in 2001 with regard to our CO2 separator project, our anaerobic animal waste project, and our tissue bonding project, all of which are poised to produce continuing income for the company by the fourth quarter of 2001.

     We were able to remain liquid during this quarter through (1) the sale of $220,000 worth of common stock to shareholders and friends of the company, (2) an increase in accounts payable of $512,607, representing part of the $718,686 purchase price of CO2 equipment, (3) the sale of $163,000 in members' interests in CSMG Gastech LLC, and (4) the issuance of 1,210,704 shares of common stock to officers of the company, Donald Robbins and Gordon W. Allison, in exchange for the cancellation of $756,690 face value of 75,667 shares of Series A Preferred Stock.


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