Form 10QSB
period 2001-06-03
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2001-12-04
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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



I have reviewed the accompanying balance sheets of Consortium Service Management Group, Inc. and Subsidiary as of June 30, 2001 and December 31, 2000, and the related Statements of Operations, Accumulated Deficits, and Cash Flows for the quarter and year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Consortium Service Management Group, Inc. and Subsidiary.

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


                                              /s/Gary  Skibicki
                                              ----------------------------------
Date:  November  14,  2001                    Gary  Skibicki
Oklahoma  City,  OK.                          Certified  Public  Accountant

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS
                                     ------


                                                     6/30/01          12/31/00
                                                     -------          --------
Current  Assets
---------------
Cash                                               $    29,864      $     1,492
Dividends  Receivable                                                     8,155
                                                   -----------      -----------

     Total  Current  Assets                        $    29,864      $     9,647


Fixed  Assets
-------------

Furniture,  Fixtures,  Equipment                        60,909           74,909
Less:  Accumulated  Depreciation                       (39,606)         (35,751)
                                                   -----------      -----------

     Total  Fixed  Assets                          $    21,303      $    39,158


Other  Assets

Investment  -  United                                  283,708          307,217
  Engineering  Co.

Investment  -  Anaerobic
  Farm  Waste,  Inc.                                     1,200              880

Carbon  Dioxide  Equipment                             654,300           27,889

Employee  Advances                                      48,186            1,752

Tissue  Bonding  Patent                                  8,667            8,667
Less:  Accumulated  Amortization                          (724)            (482)
                                                   -----------      -----------

     Total  Other  Assets                          $   995,337      $   345,923
                                                   -----------      -----------

     Total  Assets                                 $ 1,046,504      $   394,728
                                                   ===========      ===========


                  The accompanying notes are an integral part
                      of these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                                  LIABILITIES
                                  -----------


                                                     6/30/01          12/31/00
                                                     -------          --------
Current  Liabilities
--------------------
Accounts  Payable                                  $    404,387     $    43,661

Interest  Payable                                       137,522          83,332

Federal  Payroll  Taxes  Payable                         29,750          23,896

Notes  Payable  To  Stockholders                      1,095,264         990,264
                                                   ------------     -----------

     Total  Current  Liabilities                   $  1,666,923     $ 1,141,153


                        STOCKHOLDERS' AND MEMBERS' EQUITY
                        ---------------------------------

Preferred  Stock  $.001  par  value,
10,000,000  shares  authorized;
75,669  shares  issued  and  outstanding
at  December  31,  2000,  0  shares  issued
and  outstanding  at  June  30,  2001                               $        76

Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
3,927,374  shares  issued  and
outstanding  at  December  31,  2000
and  5,138,078  issued  and
outstanding  at  June  30,  2001                   $      5,138    $      3,927

Additional  Paid  In  Capital                         3,606,763       2,452,680

Membership  Capital  Gastech  LLC                       226,000

Beginning  Accumulated  Deficit,                     (3,203,108)     (2,257,537)
1/1/01,  1/1/00

Current  Year  Loss                                  (1,257,482)       (935,770)

Foreign  Exchange  Gain  (Loss)                           2,270          (9,801)
                                                   ------------     -----------

Ending  Accumulated  Deficit,
6/30/01,  12/31/00                                 $ (4,458,320)    $(3,203,108)
                                                   ------------     -----------

     Total  Stockholders'  Equity                      (620,419)       (746,425)
                                                   ------------     -----------

     Total  Liabilities  and
     Stockholders'  Equity                         $  1,046,504     $   394,728
                                                   ============     ===========


                  The accompanying notes are an integral part
                      of these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                              April 1, 2001 -   April 1, 2000 -   Jan. 1, 2001 -   Jan. 1, 2000 -
                               June 30, 2001     June 30, 2000    June 30, 2001    June 30, 2000
                              ---------------   ---------------   --------------   --------------
Revenues                                         $       9,000     $        100     $     19,000

Cost  of  Goods Sold                                                      5,000

Gross  Profit  (Loss)                                    9,000           (4,900)          19,000
                                                 -------------     ------------     ------------

General  and
Administrative Expenses        $     173,867           150,324        1,210,755          252,541

  Funded  R&D                              0                 0                0                0
  Cost  of  Funded  R&D               19,304            55,923           20,054           59,517
  Net  R&D  Cost                      19,304            55,923           20,054           59,517
                               -------------     -------------     ------------     ------------
Operating  Loss                     (193,171)         (197,247)      (1,235,709)        (293,058)

(Loss)  on  Investments                                (14,310)                          (21,510)

Interest  Income                          28             1,434               91            1,445

Interest  in  Income  (Loss)
Of  Unconsolidated  Companies        (13,229)          (12,747)         (21,864)         110,659

Foreign  Exchange
Gain  (Loss)                           1,637            (2,949)           2,270          (13,144)
                               -------------     -------------     ------------     ------------

Other  Gains  (Losses)

Net  Loss                      $    (204,735)    $    (225,819)    $ (1,255,212)    $   (215,608)

Basic  and  Diluted
Loss  Per  Share                        (.04)             (.07)            (.24)            (.07)

Average  Shares Outstanding          5138370 SHS       3117050 SHS      5138370 SHS      3117050 SHS


                 The accompanying notes are an integral part of
                       these interim financial statements.

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                      April 1, 2001 -   April 1, 2000 -   Jan. 1, 2001 -   Jan. 1, 2000 -
                                       June 30, 2001     June 30, 2000    June 30, 2001    June 30, 2000
                                      ---------------   ---------------   --------------   --------------

Cash Flows From Operating Activities
------------------------------------
Net  Loss                              $    (204,735)    $   (225,819)     $ (1,255,212)    $   (215,608)
Dividends  from  Investees                     8,155                              8,155            3,685
Depreciation  and  Amortization                4,005            1,928             8,012            3,855
(Increase)  Decrease  Prepaid  Expenses                                                           (5,000)
Increase  (Decrease)  Accounts  Payable                        (5,000)                            (4,188)
Increase  (Decrease)  Accrued  Interest       27,095                             54,190           15,481
Increase  (Decrease)  Taxes  Payable           2,927           (8,609)            5,854          (20,627)
Equity (Income) Loss from Investees           13,229           12,745            21,864         (110,659)
Foreign  Exchange  Loss  (Gain)               (1,637)           2,949            (2,270)          13,142
Compensation  for  Common  Stock                                                756,690           46,129
                                       -------------     ------------     -------------     ------------
Cash Flows From Operating Activities   $    (150,961)     $  (221,806)    $    (402,717)    $   (273,790)

Cash Flows From Investing Activities
------------------------------------
Purchase  Equipment                                            (6,058)         (612,411)          (6,058)
Purchase  Securities                                           (6,690)                            (8,490)
Employee  Advance                            (23,986)         (29,551)          (46,434)         (56,555)
Investment  in  Subsidiary                                                         (320)
                                       -------------     ------------     -------------     ------------

Cash  Flows From Investing Activities  $     (23,986)    $    (42,299)    $    (659,165)    $    (71,103)

Cash Flows From Financing Activities
------------------------------------
Increase  (Decrease)  Notes  Payable         115,000          386,500           105,000          472,267
Sell Stock                                                                      220,000
Increase (Decrease) Accounts Payable*       (151,881)                           360,726
Increase  Paid  In  Capital                  178,528                            178,528
Increase  Membership  Capital                 63,000                            226,000
                                       -------------     ------------     -------------     ------------

Cash Flows From Financing Activities   $     204,647     $    386,500     $   1,090,254     $    472,267

Net  Increase  (Decrease)  Cash               29,700          122,395            28,372          127,374
Cash  Beginning  of  Period                      164            4,973             1,492               (6)
Cash  End  of  Period                  $      29,864     $    127,368     $      29,864     $    127,368

* Accounts payable are shown as part of financing in 2001 because they relate to purchasing carbon dioxide equipment.

                 The accompanying notes are an integral part of
                       these interim financial statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2000.

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



                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,255,212 for the six months ended June 30, 2001 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Results  of  Operations - Second Quarter of 2001 Compared to Second Quarter
     ---------------------------------------------------------------------------
of  2000
--------

     We  had  no  revenues  for  Q2  2001 but revenues of $9,000  Q2  2000.

     Operating expenses increased by $23,543 to $173,867 during Q2 2001 compared to $150,324 in Q2 2000. This increase is attributed to expenses incurred in the organization of CSMG Gastech LLC, our new 55 percent-owned subsidiary that will operate some of our CO2 separator projects.

     We had a loss from operations of $193,171 for Q2 2001 compared to a net loss of $197,247 for Q2 2000. We had accrued losses in Q2 2000 of $12,747 and $2,949 attributable respectively to the operations of our Ukraine joint venture in United Engineering Company and to foreign exchange loss, as compared to an accrued loss in Q2 2001 of $13,229 from the joint venture and a foreign exchange loss of $1,637.

     Our net loss for Q2 2001 was $204,735, or $0.04 a share, as compared with a net loss in Q2 2000 of $225,819, or $0.07 a share.

     Results  of  Operations - First Half of 2001 Compared to First Half of 2000
     ---------------------------------------------------------------------------

     We had revenues of only $100 for the first half of FY 2001 and $19,000 in the first half of FY 2000. The 2001 revenues came from interest income.

     Operating expenses of $252,541 in the first half of 2000 increased in the first half of 2001 to $1,210,755 - a 479 percent increase. The increase is attributable to the exchange of preferred stock by two officers of the company for common stock with the increase in value of the common stock over the preferred stock being regarded as compensation expense.

     We had an operating loss of $293,058 in the first half of 2000 and an increase in these losses in the first half of 2001 to $1,235,709 - a 322 percent increase.

     We recorded accrued income of $110,659 in the last half of 2000 from our Ukraine joint venture operations in United Engineering Company, but an accrued loss of $21,864 in the first half of 2001. The 2001 loss is attributable to a decline in defense conversion but was partially offset by a foreign exchange gain of $2,270 in the first half of 2001. In the first half of 2000 our foreign exchange loss was $13,144.

     Taking into account our joint venture operations in Ukraine, we had a net loss of $1,255,212, or $0.24 a share in the first half of 2001 compared with a net loss of $215,608, or $0.07 a share, in the first half of 2000. Nevertheless, we feel that we are on the right course for the company, that our CO2 separator project, our anaerobic animal waste project and our human tissue bonding project all hold considerable promise for our company in 2001.

     Outlook
     -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     We are optimistic about the future. As stated above under Results of Operations, we believe that our three projects are all on the right track and hold considerable promise for the company.

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

Date:  October  31, 2001                Consortium Service Management Group,
Inc.


                                        By/s/Gordon  W.  Allison
                                          --------------------------------------
                                          Gordon W. Allison,  Vice President and
                                            Chief  Financial  Officer