Form 10KSB/A
period 2000-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-03-25
CIK 1015002

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVENUE, SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.  M.  FULLER  (1920-1999)                              TELEPHONE  405-235-2575
JERRY  TUBB                                              FACSIMILE  405-232-8384
DAVID  POMEROY
TERRY  STOKES
    ------

OF  COUNSEL:
MICHAEL  A.  BICKFORD
THOMAS  J.  KENAN
ROLAND  TAGUE
BRADLEY  D.  AVEY

                                 March 22, 2002





Steven  C.  Duvall,  Assistant  Director
Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.,  Mail  Stop  0404
Washington,  DC   20549-0404

ATTENTION  SUSAN  REILLY,  SENIOR  ATTORNEY

          Re:     Consortium  Service  Management  Group,  Inc.
                  Amendment  No.  2  to  Form  10-SB  and
                    subsequent  Exchange  Act  filings
                  Commission  File  No.  0-27359

                  Your  comment  letter  of  01-04-02

Dear  Mr.  Duvall:

     In response to your comment letter of January 02, 2002 with regard to the referenced filings, please be advised as follows:

Form  10-KSB  for  the  Period  Ended  12-31-00  and  filed  12-04-01
---------------------------------------------------------------------

Item  1.  Description  of  Business,  page  1
---------------------------------------------

1. The material terms of the agreement with Western Waste Management are now set forth, as is the fact of its rescission, on page 7 in the next-to-last paragraph under "Business of the Company - Anaerobic Farm-Waste Disposal
Equipment."  The  agreement  was  earlier  filed  as  Exhibit  10.6.

Steven C. Duvall                        2                         March 22, 2002



Live  Tissue  Bonding  Equipment,  page  4
------------------------------------------

2. The fourth paragraph of this section now identifies the party that filed the patents and the exhibit number of the agreement that assigns to the registrant the rights to the patents.

3.     The  fifth  and  sixth  paragraphs  of  this  section  have been updated.

Anaerobic  Farm-Waste  Disposal  Equipment,  pages  6  and  7
-------------------------------------------------------------

4.     This paragraph does not need updating.  As written, it is still accurate.

5. The sentence that begins "Of major public relations importance" has been changed to refer to "a reduction of foul odors" rather than "the near total elimination of foul odors." The two sentences that follow provide the explanation for such reduction of foul odors.

6. The last paragraph of this section has been updated and includes the date the application was filed and the status of the application.

Carbon  Dioxide  Separator,  page  8
------------------------------------

7.     All  but  the  first  paragraph  of  this  section  has  been  updated.

Competition  -  Anaerobic  farm  waste  disposal  plants,  page  9
------------------------------------------------------------------

8. The last sentence of this paragraph has been amended to read, "It is our belief that the design now in operation will prove to be. . .". Also, the entire paragraph under "CO2 Separator" has been similarly revised.

Government  Approval  and  Regulations,  page  10
-------------------------------------------------

9.     The  objectionable  sentence  has  been  struck.

10.    The  objectionable  sentence  has  been  struck.

11.     The  objectionable  sentence  has  been  struck.

Cost  of  Compliance  with  Environmental  Laws,  page  11
----------------------------------------------------------

12.     This  section  has  been  rewritten  to  clarify  the  language.

Item  3.  Legal  Proceedings,  page  11
---------------------------------------

13. This paragraph has been revised to disclose the matters raised by the Texas Department of Securities. Also, a new, next-to-last paragraph has been added under "Carbon Dioxide Separator" on page 8.

Steven C. Duvall                        3                         March 22, 2002



Market  for  Common  Equity  and  Related  Stockholder  Matters,  page  12
--------------------------------------------------------------------------

14.     This  section  has  been updated with information obtained from the Pink
Sheets.

Recent  Sales  of  Unregistered  Securities,  page  13
------------------------------------------------------

15.     Footnotes  4  and  5  have  been  corrected.

16. The last four lines in the first table on page 13 under this heading have two footnotes each. One footnote, number 3, is referenced on each line, and the footnote states that the shares were sold to accredited investors in an offering exempt from registration pursuant to Regulation D, Rule 506.

Item  12.  Certain  Relationships  and  Related  Transactions,  page  32
------------------------------------------------------------------------

17. I stand corrected. The persons identified as "parents" control the registrant directly, not through intermediaries. The second paragraph under this heading has been eliminated.


     If you have any questions that might be properly handled by conversing with the undersigned, please do so at my telephone number 405-235-2575, fax number
405-232-8384,  or  e-mail  at  kenan@ftpslaw.com.

                              Sincerely,

                              /s/  Thomas  J.  Kenan
                              -----------------------------------
                              Thomas  J.  Kenan
                              e-mail:  kenan@ftpslaw.com

Enclosure

cc:     Donald  S.  Robbins
        Gordon  Allison
        Gary  Skibicki,  C.P.A.

                         FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVENUE, SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.  M.  FULLER  (1920-1999)                              TELEPHONE  405-235-2575
JERRY  TUBB                                              FACSIMILE  405-232-8384
DAVID  POMEROY
TERRY  STOKES
    ------

OF  COUNSEL:
MICHAEL  A.  BICKFORD
THOMAS  J.  KENAN
ROLAND  TAGUE
BRADLEY  D.  AVEY

                                 March 21, 2002



Steven  C.  Duvall,  Assistant  Director
Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.,  Mail  Stop  0404
Washington,  DC   20549-0404

ATTENTION  ANNE  McCONNELL

          Re:     Consortium  Service  Management  Group,  Inc.
                  Amendment  No.  2  to  Form  10-SB  and
                    subsequent  Exchange  Act  filings
                  Commission  File  No.  0-27359

                  Your  accounting  comments  letter  of  02-15-02

Dear  Mr.  Duvall:

     In response to your accounting comments letter of February 15, 2002 with regard to the referenced filings, please be advised as follows:

Form  10-SB/A#2
---------------

MD&A  -  Results  of  Operations,  page  13
-------------------------------------------

1. When I filed Amendment No. 2 to Form 10-SB, in my letter dated December 3, 2001 that set forth how the registrant had responded to your accounting comments set forth in your letter of April 5, 2000, I requested - in response to accounting comment number 7 and in accordance with Note 4 of Item 310 of Regulation S-B - that the Commission permit the omission of the 1996 and 1997 financial statements, earlier audited and reported on by its former auditor,

Steven C. Duvall                        2                         March 21, 2002


Jaak Olesk. Without thinking, I had the registrant state in the amended Form 10-SB that the financial statements for fiscal years 1996 and 1997 were not prepared in accordance with GAAP and have been omitted from this amended registration statement "with the permission of the Commission as being consistent with the protection of investors." I am embarrassed that I did not think this matter through, because the amended Form 10-SB - when filed - even though it had not cleared the Commission was still required to state the truth as of the filing date. I was anticipating that the Commission would grant the request in my letter. I assure you, I was not trying to mislead either the Commission or the public. I hope you will accept my apology. It did not occur to me that the Commission could neither grant nor deny my request but allow the deficient Form 10-SB not to be amended further due to the passage of time.

     The registrant is filing Amendment No. 3 to Form 10-SB in which the language quoted in the previous paragraph has been struck.

Form  10-KSB  for  the  year  ended  12-31-00

Statement  of  Cash  Flows  and  Statement  of  Operations
----------------------------------------------------------

2. The financial statements now include statements of cash flows and statements of operations for each of the two fiscal years preceding the date of the audited balance sheet.

Statement  of  Changes  in  Stockholders'  Equity
-------------------------------------------------

3.     The  financial  statements   now   include  statements   of  changes   in
stockholders' equity for each of the two years preceding the date of the audited balance sheet - not from inception.

     Note:     The  remaining  responses  to  your  comments were drafted by the registrant's  independent  accountant,  Gary  Skibicki.

Revenue  Recognition
--------------------

4. The revenue recognition policy of the registrant is accurate, because the registrant recognizes income of the foreign investee as earned in accordance with the equity accounting method. At the request of the Commission, the first sentence of the registrant's revenue recognition policy has been relocated to its "policy for equity in investments in unconsolidated companies." Other income is recognized when received in compliance with SAB 101, since four criteria must be met - one being collectibility being reasonably assured - before revenue is recognized. It has been the registrant's experience that collectibility is always doubtful. For example, in 2000 only $33,636 was collected. Long and uncertain collection time frames are the norm, and to recognize revenue on an accrual basis would contradict the letter and spirit of SAB 101. Page 18 of SAB 101 directs that revenue recognition generally involves some level of judgment, and it is the registrant's judgment that recognizing revenue in some other way would not be realistic.

Investments  in  Unconsolidated  Companies
------------------------------------------

5.     It  is  the  registrant's  belief  that  its  stated  policy  regarding

Steven C. Duvall                        3                         March 21, 2002


investments in unconsolidated companies, as explained in "the nature of operations," complies exactly with APB 18 in that entities in which the registrant has an equity interest of at least 20 percent are accounted for under the equity method. This has consistently been the registrant's stated policy, and it complies with APB 18, because - as explained under investments in unconsolidated companies - under the equity method income or loss from equity investees is included on the registrant's operating statement pro rata to ownership interest. Specifically, the investment in United Engineering Company ("UEC") was recorded at acquisition cost; the registrant's share of income pro rata increases the investment account with income and pro rata decreases the investment account if losses occur. When dividends are received by the investor, they decrease the investment account. Majority-owned companies where ownership exceeds 50 percent are accounted for as consolidated entities. The registrant revised its stated policy to specifically explain this under nature of operations.

     The registrant believes it complies with paragraph 19(h) of APB 18, because its share of the net assets of the investee equals the net investment account reported on the balance sheet. The investment account equals the book value of the assets of the Ukraine company minus its liabilities converted to U.S. dollars, using the exchange rate on the last day of the reporting period. The assets of the Ukraine company are those assets that would be recognized under U.S. GAAP reduced by the liabilities recognized by U.S. GAAP. The UEC investment account is a U.S. GAAP accounting of the original investment, increased or decreased by the pro rata share of income or loss and reduced by dividends paid, all of which are converted to U.S. dollars. The income that accrues to the registrant is based upon the average rate. Accordingly, the actual net investment asset account could differ at the end of the fiscal year or December 31. To reconcile this difference so the registrant's proportionate share of the assets agrees with the converted U.S. dollar net asset value at December 31, a foreign exchange gain or loss is calculated and accumulated separately as other comprehensive income. It is the registrant's determination that paragraph 19(h) of APB 18 indicates that a loss in the value of investments which is other than temporary should be recognized the same as a loss in value of other long-term assets, while foreign currency translations adjustments are reported as a separate component of equity in accordance with FAS 130. Companies that are majority owned are consolidated, and this statement was added under "Nature of Operations."

6. Provided supplementally is the accounting literature relied on by the registrant in deferring the $78,307 differential between the investment account and the net assets of UEC over ten years. Specifically, this was discussed with another CPA firm in Tulsa, and the enclosed GAAP Practice Guide - Example 3 - explains the process equalizing the investment account to the underlying equity in net assets of the investee when there is a difference. In addition, the differential is discussed in the CPA study guide as well as a multitude of textbooks regarding the amortization of the investment account when there is a difference between it and the underlying net assets of the investee. No professional guidance could be found directing the differential to be an immediate write-off.

Foreign  Operations
-------------------

7. Paragraph 13 of SFAS 52 states that if an entity's functional currency is a foreign currency, the currency translation adjustment that results from

Steven C. Duvall                        4                         March 21, 2002


translating that entity's financial statements into the reporting currency is not included in determining income but is reported separately and accumulated in a separate component of equity. The translation adjustments have not been included in net income but instead have been reported as a separate component of equity. We have revised the equity section of the balance sheet to show the accumulated adjustments in accordance with SFAS 52.

Loss  Per  Share
----------------

8. Provided supplementally is the first page of FAS 4 which directs that gains and losses occurring when debt is extinguished shall be aggregated and, if material, classified as an extraordinary item net of income taxes. The registrant's management considers this an extraordinary item. Although the amount is only $31,000, it is material to the registrant inasmuch as it represents almost as much as the annual revenue in the year being reported. It is recognized that $31,000 may not be material for most registrants, but including this as a separate or aggregated item in the aggregate operating loss reported by this registrant could give potential investors or stockholders the impression that this was an item of earned income.

Note  4  -  Investment  -  United  Engineering  Company
-------------------------------------------------------

9. Provided supplementally are the financial statements of UEC. They are difficult to understand. On the financial statements for the year ended January 1, 2001, the page reporting financial results shows a profit of 1,784,900 gryvna. One-third would be approximately 594,000 gryvna, whereas the registrant's financial statements report $101,816, which is not equivalent to 594,000 gryvna. The differences between U.S. GAAP and Ukraine principles can be demonstrated from this, because where the word "profit" appears in the UEC financial statements is equivalent to gross profit under U.S. GAAP, rather than net income. The word "profit" also appears on UEC's balance sheet, which is different from the above; so to determine net income by U.S. GAAP, an analysis as described in the following paragraph has to be made.

     Providing these financial statements to investors can only result in much confusion and misleading information. It is important to realize that to determine the proper U.S. GAAP profit requires virtually examining each asset and liability account at UEC's general accounting office and then converting each account to U.S. dollars at year-end for accounts that are considered assets and liabilities under U.S. GAAP. The changes in net equity from year to year in terms of U.S. dollars applied to U.S. GAAP assets and liabilities are reported as either the pro rata profit or loss on the registrant's financial statements and are a check figure when working with UEC's financial reports.

Note  5  -  Texas  Security  Commission
---------------------------------------

9. When the registrant's audit was completed, the amount of membership interest to be rescinded in 2001 was not known. All ten investors were contacted regarding rescission with a potential capital decrease of $206,000. Two of the eight investors - representing a total of $20,000 - accepted the rescission while the other eight investors affirmed the investment. Accordingly, the capital structure regarding the Texas offer and rescission is

Steven C. Duvall                        5                         March 21, 2002


considered final. The capital repayments to the two investors were made, with interest, on June 15, 2001. Since the other eight investors declined the offer of rescission and affirmed the investment, the matter is considered closed.

Forms  10-QSB  for  the quarterly periods ended March 31, June 30, and September
--------------------------------------------------------------------------------
30,  2001
---------

11. Compensation expense was determined by the fair market value of the services provided and equating that with the per share price quoted on the pink sheets. This resulted in added compensation expense and additions to paid-in capital.

12. Notes 1 and 3 to the financial statements of the Form 10-QSB for 09-30-01 have been, respectively, amended and added.


     If you have any questions that might be properly handled by conversing with the undersigned, please do so at my telephone number 405-235-2575, fax number
405-232-8384,  or  e-mail  at  kenan@ftpslaw.com.

                              Sincerely,

                              /s/Thomas  J.  Kenan
                              ------------------------------
                              Thomas  J.  Kenan
                              e-mail:  kenan@ftpslaw.com

Enclosures

cc:     Donald  S.  Robbins
        Gordon  Allison
        Gary  Skibicki,  C.P.A.

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [  ] No [X]

                                TABLE OF CONTENTS


Item     1.     Description  of  Business                                      1

                Business  Development                                          1
                Business  of  the  Company                                     4
                       Live  Tissue  Bonding  Equipment                        4
                       Anaerobic  Farm-Waste  Disposal  Equipment              5

                       Carbon  Dioxide  Separator                              8
                Raw  Materials  and  Suppliers                                 8
                Distribution  Methods                                          9
                Competition                                                    9
                Patents,  Trademarks  and  Licenses                            9
                Government  Approval  and  Regulations  .                     10
                Year  2000  Computer  Problems                                10
                Research  and  Development                                    11
                Cost  of  Compliance  with  Environmental  Laws               11
                Seasonality.                                                  11
                Employees                                                     11

Item     2.     Properties                                                    11

Item     3.     Legal  Proceedings                                            11

Item     4.     Submission  of  Matters to a Vote of Security Holders         11

Item     5.     Market for Common Equity and Related Stockholder Matters      12

                Holders                                                       13
                Dividends                                                     13
                Recent  Sales  of  Unregistered  Securities                   13

Item     6.     Management's  Discussion  and  Analysis                       14

                Sales                                                         15
                Selling,  General  and  Administrative  Expenses              15
                Net  Loss                                                     15
                Liquidity  and  Outlook                                       16

Item     7.     Financial  Statements                                         16

Item     8.     None

Item     9.     Directors, Executive Officers, Promoters
                and Control Persons; Compliance with Section
                16(a)  of  the  Exchange  Act                                 29

Item     10.     Executive  Compensation                                      31

Item     11.     Security Ownership of Certain Beneficial
                 Owners and Management                                        31

Item     12.     Certain  Relationships  and  Related  Transactions           32

Item     13.     Exhibits  and  Reports  on  Form  8-K                        32

                 Signatures                                                   36

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

     E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding filed U.S. and international patent applications on the process in February 1999, but no patents have been issued. We have been assigned an exclusive license to all the rights of the patents - should they be issued - for the U.S. and Europe and, as additional areas of the world become identified as economically viable, the first right to obtain exclusive licenses for such areas. See Exhibit 10.3 filed as part of this Form 10-SB.

     We have submitted no applications, requests or testing results to the Federal Drug Administration. We have not marketed the bonding equipment in the Ukraine or any other non-U.S. country and have no plans at this time to do this. Our plans are to manufacture prototypes only in Ukraine and to set up fully controlled clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. We estimated that we would need approximately $260,000 for this work in Ukraine. We are currently negotiating with a group of private investors who are familiar with our company for these funds.

     We estimate that in excess of $1.5 million have been expended in developing the project and that $1.5 million of additional funds must be expended to bring this product to market. We estimate that the first surgical equipment will be manufactured in the U.S. when the U.S. patent applications are approved and patents are issued.

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

     The cost of a Farm Waste Anaerobic Plant can be recovered by the farmer or producer over time from:

     -    organic  fertilizer  sales,

     - methane gas converted to electricity used on the farm and sold commercially,

     -    elimination  of  waste  lagoon  expense,  and

     -    reduction  of  other  operating  costs.


     Of major public relations importance is a reduction of foul odors. The only exposure of the animal waste to the atmosphere is the one-day-or-less period that elapses before it is hosed or scraped to the pump site for transportation to the closed storage tanks or directly to the processing plant. Little decomposition and emission of gases occur during this initial period.


     Of  major  health  importance  are:

     - the elimination of the volatile organic acids, which are consumed by the gas-producing bacteria,

     -    the  elimination  of  surface  and  ground  water  contamination,  and

     - the dramatic reduction of pathogen populations in the heated digesters.


     We have met resistance from swine and dairy farmers, in our efforts to sell our Farm Waste Anaerobic Plant, due to the long period of time required for small farms to recover the costs of the plant and due to falling milk prices. We entered into a marketing agreement for six Western U.S. states with Western Waste Management, Inc. of Boise, Idaho. It was to market and manage our plants in its territory in exchange for a commission of ten percent of the sale price of the plants and for 50 percent of the net proceeds we would receive from the sale of the products of such plants - methane gas and fertilizer. Western Waste Management obtained two contracts to lease plants to dairy farms near Twin Falls, Idaho, but both farms cancelled the contracts and forfeited $10,000 each for the engineering and design services we had performed, all due to fallen milk prices. The marketing agreement with Western Waste Management was rescinded.

     Our efforts at this time are concentrated on building a demonstrator plant at the agriculture branch of Guelph University near Ridgetown, Ontario Province, Canada. Canada has a government program that could finance half the cost of the plant, and officials at the University have shown interest in funding the other half. Ridgetown College, the college of agriculture of Guelph University, submitted an application in December 2000 with the Canadian government agency for half the funds needed to build the demonstrator plant. We await the decision of the government of Ontario Province for a decision on the application.


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

     The manufacturing costs of our CO2 separator plants are substantially lower than the costs of competitive units. We have executed a joint venture agreement with Resource Technology Corporation of Chicago, Illinois, to exploit this technology. Our first plant will be placed on a landfill in Mount Vernon, Alabama. The plant will be manufactured in Ukraine. The landfill operator will provide all other equipment needed as well as the operations. Our agreement with Resource Technology Corporation requires us to provide the plant and bring it to the U.S. We require approximately $600,000 to fulfill our obligations under the agreement. Resource Technology Corporation will contribute cash, all necessary government approvals, all piping, tanks and other auxiliary equipment, the cost of which is estimated to be approximately $1,200,000. Revenue from the plant will be shared 65 percent for Resource Technology Corporation and 35 percent for us until payout of costs, at which time revenue will be shared equally.  We  are  attempting to sell a 45-percent interest in our share of this matter for the $600,000 amount of our obligations. The consent of Resource Technology must be obtained for such a sale, which consent "may not be unreasonably withheld."


     To promote our CO2 separator technology, we created CSMG Gastech LLC as a vehicle to raise the funds required of us under our agreement with Resource Technology Corporation. We proposed to investors that they contribute $675,000 to CSMG Gastech for a 45-percent interest in it and that it would enter into agreements with Resource Technology or other entities, to jointly develop CO2 separator projects.

     Our equipment was designed in the latter part of 2000 and manufactured in the third quarter of 2001. The 117-metric tons of equipment were shipped to the U.S. and fully paid for, arriving in Houston, Texas in November 2001. Resource Technology has obtained all the necessary government approvals, and installation will occur in April and May 2002. We expect to receive our first revenues from this project in June 2002.

     We borrowed $551,000 from stockholders to pay for the equipment. The loan is to be repaid in increments - $115,000 in May 2002, $362,000 in July 2002 and $74,000 in August 2002.


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


          Anaerobic farm waste disposal plants. There are ten companies that offer various types of anaerobic systems in the U.S. None of these systems processes the manure and water to the extent of the Ukraine-made plant. Further, the costs of design, development, fabrication and construction are higher by multiples in the U.S. than in Ukraine, where high-caliber scientists and engineers are readily available. The plant now in operation in Ukraine is the product of years of experience in designing and building various types of anaerobic plants. It is our belief that the design now in operation will prove to be the most effective and economical for anaerobically processing animal wastes.

          CO2 Separator. Numerous companies make CO2 separators in the U.S. but we believe none will be able to compete with the quality of our separators or with our price. It is our observation that their prices are multiples of what we believe we will be able to charge for our plants. Their separators produce no better than 75 to 90 percent pure methane; based on the CO2 separator plants in operation in Ukraine, we believe ours will produce 98-percent pure methane.


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

     Cost  of  Compliance  with  Environmental  Laws
     -----------------------------------------------


     Our anaerobic farm waste disposal plants are designed to dispose of farm waste in a manner that meets all environmental regulations. The same is true with regard to our CO2 separator plants. All costs of complying with environmental regulations are costs of the projects and reduce our share of the gross revenue produced from the installation and use of our equipment.

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

ITEM     3.     LEGAL  PROCEEDINGS


     The Texas Department of Securities investigated our sale of ownership interests in CSMG Gastech LLC, the entity we created to assist our financing of our share of the costs of the CO2 separator projects with Resource Technology Corporation or other entities. The Texas enforcement agency took the position that we were selling securities by means of representations that omitted to state a material fact - that Resource Technology Corporation is a chapter 11 debtor. We were asked to make a rescission offer to all investors. We did so. Two investors accepted the rescission offer, and we returned to them their $10,000 investments. We have heard nothing further from the Texas Department of Securities.


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


     It first traded on April 21, 1998. The range of high and low bid information for our Common Stock is set forth below. The sources of this information are the OTC Bulletin Board (through Q3 1999) and the Pink Sheets (from Q4 1999). The quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

                                    High              Low
                                    ----              ---
     1998
     ----
          2nd  Qtr.                 2                1.125
          3rd  Qtr.                 1.3125           0.5
          4th  Qtr.                 0.2813           0.1500

     1999
          1st  Qtr.                 1.6875           0.1500
          2nd  Qtr.                 1.1875           0.5000
          3rd  Qtr.                 1.1250           0.5

          4th  Qtr.                 0.625*           0.25*

     2000
          1st  Qtr.                 0.25             0.125
          2nd  Qtr.                 0.51             0.25
          3rd  Qtr.                 0.30             0.30
          4th  Qtr.                 1.60             0.30

     *On November 4, 1999 our stock was removed from the OTC Bulletin Board. The information from Q4 1999 through Q4 2000 is from the Pink Sheets.


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


(4)     These shares were issued in exchange  for the  cancellation  of interest
        owed on  notes payable.   The notes  were held  by  shareholders  of the
        company who had loaned money  to  the  company.

(5) These shares were issued in exchange for the cancellation of the notes payable to the same persons identified in footnote 4 above.


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

     Notes  to  Financial  Statements                                         23

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
                                                                     =========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            BALANCE SHEET (Continued)
                                December 31, 2000


                                  LIABILITIES
                                  -----------

CURRENT  LIABILITIES
--------------------
Accounts Payable                                      $    43,661
Interest Payable                                           83,332
Federal Payroll Taxes Payable                              23,896
Notes Payable to Stockholders                             990,264
                                                      -----------

    Total Current Liabilities                                        $1,141,153

STOCKHOLDERS  EQUITY
--------------------

Preferred Stock, $.001 Par Value, 10,000,000 Shares
Authorized;  75,669 Shares Issued and Outstanding
at December 31, 2000                                                         76

Common Stock,  $.001 Par Value, 40,000,000 Shares
Authorized; 3,927,374 Shares Issued and Outstanding
at December 31, 2000                                                      3,927

Additional Paid-in Capital                                            2,452,680


Accumulated Other Comprehensive (Loss)                                 (346,957)
Accumulated Deficit                                                  (2,856,151)
    Total Stockholders Equity                                          (746,425)
                                                                     ----------


    Total Liabilities and Stockholders Equity                        $  394,728
                                                                     ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                            STATEMENT OF OPERATIONS



                                                            January 1 - December 31
                                                            ------------------------
                                                            2000                     1999
                                                            ----                     ----
Revenues                                                 $   33,636               $   10,000

General and Administrative Expenses                         973,817                  372,469
  Funded Research and Development                     0                  21,217
  Cost of Funded Research and Development       100,881                  73,063
                                                -------                  ------
  Net Research and Development Cost                         100,881                   51,846

Operating (Loss)                                         (1,041,062)                (414,315)
(Loss) on Investments                                       (30,000)                       -
Interest Income                                               2,476                       20
Interest in Income of Unconsolidated Companies              101,816                   17,343
Foreign Currency Loss                                        (9,801)                 (46,847)
                                                         ----------               ----------
(Loss) from Continuing Operations                          (976,561)                (443,799)

Income  Taxes
  Cancellation of Liability Income                           31,000                        -
Net Income (Loss)                                         $(945,571)               $(443,799)

Net Loss Per Share Common Stock Before
  Extraordinary Gain                                           (.29)                    (.16)
Net Loss Per Share Common Stock After
  Extraordinary Gain                                           (.28)                       -
Weighted Average Common Shares Outstanding                3,425,645                2,690,057


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






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   CONSORTIUM SERVICES MANAGEMENT GROUP, INC.
                            STATEMENT OF CASH FLOWS


CASH  FLOWS  FROM  OPERATING  ACTIVITIES
----------------------------------------
                                                        January 1 - December 31
                                                        -----------------------
                                                          2000           1999
                                                       ----------     ----------
Net Loss                                               $(945,571)     $(443,799)
Bad Debt Expenses                                            600              -
Equity Income from Investees                            (101,816)       (17,343)
Depreciation                                               7,710          7,710
Amortization                                               8,313              -
Write Off Notes Receivable                                     -         17,800
Dividends from Investee                                   11,906          8,390
Foreign Exchange Loss                                      9,801         46,847
Increase in Dividends Receivable                          (8,155)             -
Interest Expense for Common Stock                        257,093         63,711
Compensation for Common Stock                             67,661         17,032
Increase (Decrease) in Accounts Payable
  & Accrued Expenses                                     (14,139)        44,611
Increase in Federal Payroll Taxes Payable                  3,269              -
Increase in interest Payable                              65,269              -
Cancellation of Indebtedness Income                      (31,000)             -
Bank Overdraft                                                (8)             6
                                                       ---------      ---------

Net Cash Used in Operating Activities                   (669,067)      (255,035)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
----------------------------------------

Investment in Subsidiary - Anaerobic Farm Waste, Inc.          -         (1,000)
Investment in CO2 Equipment                              (27,889)             -
Purchase Equipment, Furniture                            (16,391)             -
Increase Employee Advances                                  (119)        (1,633)
Acquire Tissue Bonding Patent                             (8,667)             -
                                                       ---------      ---------
Cash Used from Investing Activities                      (53,066)        (2,633)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
----------------------------------------

Increase in Stock Issue                                  211,125         57,500
Increase Notes Payable                                   512,500        149,989
                                                       ---------      ---------
Increase in Cash from Financing Activities               723,625        207,489

Net Increase in Cash (Decrease)                            1,492        (50,179)
Cash at Beginning of Period                                    0         50,179
                                                       ---------      ---------
Cash at End of Period                                      1,492              0

NON  CASH  FINANCING  ACTIVITIES
--------------------------------

Shareholder Notes Payable Converted to Stock                   -        304,155


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM INCEPTION (NOVEMBER 19, 1992) TO DECEMBER 31, 2000

                               NO. PREFERRED    PAR     NO. COMMON    PAR     ADDITIONAL    ACCUMULATED
DESCRIPTION                       SHARES       VALUE    SHARES(ea)   VALUE  PAID IN CAPITAL   DEFICIT      TOTAL
------------------------------------------------------------------------------------------------------------------
Balance  December  31,  1998         75,669     $76   2,271,233    $2,271     $1,453,561     $(1,813,738) $(357,830)

Common  Shares  Exchanged
for  Notes  During  1999                                602,362       602        303,553                    304,155
Common Shares Sold During 1999                           72,500        73         72,427                     72,500
Common  Shares  Issued
for  Services During 1999                                18,491        18         17,014                     17,032
Common  Shares  Issued
for  Interest During 1999                                78,464        79         63,632                     63,711
Net  Loss  Year  Ended  12/31/99                                                           $  (443,799)    (433,799)
                                     ------     ---   ---------    ------     ----------     -----------  ---------

Balance  December  31,  1999         75,669     $76   3,043,050    $3,043     $1,910,187   $(2,257,537)  $(344,231)

Common Shares Exchanged
for Notes During 2000                                    12,000        12          7,488                      7,500
Common Shares Issued
for Interest During 2000                                423,350       423        256,670                    257,093
Common Shares Issued
for Services During 2000                                111,174       111         67,548                     67,659
Common Shares Sold During 2000                          337,800       338        210,787                    211,125
Net Loss Year Ended 12/31/00                                                               $  (945,571)    (945,571)
                                     ------     ---   ---------    ------     ----------   -----------    ---------

Balance December 31, 2000            75,669     $76   3,927,374    $3,927     $2,452,680   $(3,203,108)   $(746,425)

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

Investments in companies in which Consortium Service Management Group, Inc. has an equity interest of at least 20% are accounted for under the equity method. Under this method the company records its share of income or losses as Interest In Income Or Losses of Unconsolidated Companies with corresponding increases or decreases in the investment account. In 2000 the company made a $27,888

                    Consortium Service Management Group, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


investment for C02 separator equipment that on February 1, 2001 was used as an initial capital investment for a 55% ownership interest in CSMG Gastech LLC. CSMG Gastech LLC was formed to manage methane gas sales when planned operations begin. Also in 2000 CSMG's 50% equity interest in United Engineering Company decreased to 33 1/3% due to several key Ukrainian employees purchasing stock in United Engineering Company as a means of rewarding them for profitable operations. In year 2000 United Engineering Company recorded a profit of 1,506,000 gryvna which using an average annual exchange rate of .18265 converts to $275,107 in U.S. dollars.

Cash  and  Cash  Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities of less than three months to be cash equivalents.

Revenue  Recognition

CSMG has experienced long and uncertain collection time frames and accordingly the general policy is revenue is recognized as received.

Furniture,  Fixtures  and  Equipment

Furniture, fixtures and equipment are stated at cost and are straightline depreciated over the estimated economic lives of the assets, primarily five years. Equipment with no continuing value is written off.

Investments  in  Unconsolidated  Companies

Income is recognized as earned by the foreign investee. Specifically investments in entities where the ownership percentage is between 20% and equal to or less than 50% earnings are recognized under the equity method of accounting. The company's decrease in ownership percentage from 50% to 33 1/3% in United Engineering Company resulted in an investment differential of $78,307 between the investment account and the net assets of UEC. The accounting policy is to equalize this differential with an amortization write off over the next 10 years of $7,831 per year beginning in 2000 and ending in 2009.

Majority  owned  companies  are  accounted  for  on  a  consolidated  basis.

Foreign  Operations

Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate at the balance sheet date. Income Statement accounts have been translated using the average exchange rates for the year. The Company owns a 33.3% interest in United Engineering Company which was organized in and operates in the Ukraine. The average exchange rate used to record income was ..18265 functional currency to U.S. dollars and the year end exchange rate used to value the United Engineering investment account was .1840 functional currency to U.S. dollars.

                    Consortium Service Management Group, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


Loss  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period presented. The Company had a net loss in 2000 of $945,571 and accordingly basic and diluted earnings per share are the same because any dilutive or potentially dilutive securities would be antidilutive. The Company is reporting an extraordinary gain of $31,000 and as presented on the Statement of Operations the net loss per share when considering this gain decreases from 29 cents per share to 28 cents per share. The extraordinary gain of $31,000 is due to an accounts payable reported as a short term liability for professional services incorrectly booked by the Company at the end of 1999.

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

                    Consortium Service Management Group, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


(1) SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133.

(2) SFAS No. 139 - Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121.

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

                    Consortium Service Management Group, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


                                     NOTE 4
                    INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of United Engineering Company ("UEC"), a Ukraine - U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC's equity was owned by eight Ukraine organizations representing fourteen Ukraine organizations, three of which represent the State Property Fund of Ukraine. All UEC decisions require a 75% shareholder vote. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor, and holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. During the year ending December 31, 2000 approximately 9 employees of United Engineering Company were given the opportunity to purchase stock to complete its authorized capital by paying 26,100 gryvna (approximately 4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of registered shares, 20,000, authorized by United Engineering Company with CSMG owning 6,666 shares or 1/3% ownership. For the year ended December 31, 2000 United Engineering Company had revenues of $2,414,000 for a net income of $284,916. At December 31, 2000 UEC had $781,000 in assets and $71,000 in liabilities representing a total net worth in U.S. dollars of $710,300.

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

                                   CONSORTIUM  SERVICE  MANAGEMENT
                                   GROUP,  INC.



Date:  March  20,  2002            By/s/Donald S. Robbins
                                     -------------------------------------------
                                     Donald S. Robbins,  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March  20,  2002            /s/Donald S. Robbins
                                   ---------------------------------------------
                                   Donald  S.  Robbins,  President,  Chief
                                        Executive  Officer  and  Director



Date:  March  20, 2002             /s/Esmeralda G. Robbins
                                   ---------------------------------------------
                                   Esmeralda  G.  Robbins,  Chairman  of  the
                                        Board  and  Director



Date:  March  20,  2002            /s/Gordon W. Allison
                                   ---------------------------------------------
                                   Gordon  W.  Allison,  Chief Financial Officer
                                        and  Director



Date:  March  20,  2002            /s/James Workman
                                   ---------------------------------------------
                                   James  Workman,  Director