Form 10QSB/A
period 2001-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-03-25
CIK 1015002

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
                                                   ===========      ===========

                        STOCKHOLDERS' AND MEMBERS' EQUITY
                        ---------------------------------

Preferred  Stock  $.001  par  value,
10,000,000  shares  authorized;
75,669  shares  issued  and  outstanding
at  December  31,  2000,  0  shares  issued
and  outstanding  at  March  31,  2001             $         0      $        76


Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
3,927,374  shares  issued  and
outstanding  at  December  31,  2000
and  5,138,078  issued  and
outstanding  at  March  31,  2001                  $     5,138            3,927


Additional  Paid  In  Capital                        3,428,311        2,452,680

Membership  Capital  Gastech  LLC                      163,000                0

Accumulated Other Comprehensive (Loss)                (346,324)        (346,957)
                                                   -----------      -----------

Accumulated  Deficit                               $(3,907,337)     $(2,856,151)
                                                   -----------      -----------

     Total  Stockholders'  Equity                     (657,212)        (746,425)
                                                   -----------      -----------

     Total  Liabilities  and
     Stockholders'  Equity                         $ 1,016,570      $   394,728
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

Equity  (Income)  Loss  from  Investees            8,635               (123,404)

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


Date:  March  20,  2002                Consortium Service Management Group, Inc.


                                       By/s/Gordon  W.  Allison
                                         ----------------------------------
                                         Gordon  W.  Allison,  Vice President
                                           And Chief Financial  Officer