Form 10QSB/A
period 2001-06-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-03-25
CIK 1015002

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

     Total  Current  Liabilities                   $  1,666,923     $ 1,141,153


                        STOCKHOLDERS' AND MEMBERS' EQUITY
                        ---------------------------------

Preferred  Stock  $.001  par  value,
10,000,000  shares  authorized;
75,669  shares  issued  and  outstanding
at  December  31,  2000,  0  shares  issued
and  outstanding  at  June  30,  2001              $          0    $        76


Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
3,927,374  shares  issued  and
outstanding  at  December  31,  2000
and  5,138,078  issued  and
outstanding  at  June  30,  2001                   $      5,138    $      3,927

Additional  Paid  In  Capital                         3,606,839       2,452,680

Membership  Capital  Gastech  LLC                       226,000

Accumulated Other Comprehensive (Loss)                 (344,687)       (346,957)
                                                   ------------     -----------

Accumulated  Deficit                               $ (4,113,709)    $(2,856,151)
                                                   ------------     -----------

     Total  Stockholders'  Equity                      (620,419)       (746,425)
                                                   ------------     -----------

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


Average Shares Outstanding         5,138,370 SHS     3,117,050 SHS    5,138,370 SHS    3,117,050 SHS



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