Form 10QSB/A
period 2001-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-03-25
CIK 1015002

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


                        STOCKHOLDERS' AND MEMBERS' EQUITY
                        ---------------------------------

Preferred  Stock  $.001  par  value,
10,000,000  shares  authorized;
75,669  shares  issued  and  outstanding
at  December  31,  2000,  0  shares  issued
and  outstanding  at  September  30,  2001           $         0    $        76


Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
3,927,374  shares  issued  and
outstanding  at  December  31,  2000
and  5,282,940  issued  and
outstanding  at  September  30,  2001                $     5,283          3,927


Additional  Paid  In  Capital                          3,697,049      2,452,680

Membership  Capital  Gastech  LLC                        206,000

Accumulated Other Comprehensive (Loss)                  (341,987)      (346,957)
                                                     -----------      ---------

Accumulated  Deficit                                 $(4,168,630)   $(2,856,151)


     Total  Stockholders'  Equity                       (602,285)      (746,425)
                                                     -----------      ----------

     Total  Liabilities  and
     Stockholders'  Equity                           $ 1,158,572    $   394,728
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

Weighted  Average
Common Shares Outstanding    5,210,509 SHS   3,364,344 SHS   5,186,365 SHS  3,117,491 SHS



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


                                     NOTE 3
                                CSMG GASTECH LLC

In February 2001 the Company, as its manager, formally formed CSMG Gastech LLC ("Gastech") as a Texas limited liability company. Gastech's purpose was to raise the funds needed to buy CO2 Gas Separator equipment to install on landfills to be operated by Resource Technology Corporation ("RTC") or other entities. The Company had entered into an agreement with RTC whereby the Company would pay for and furnish the CO2 Separator equipment made in Ukraine, and RTC would furnish all other equipment and expenses needed to install and operate the equipment. From the monthly gross proceeds of sales of methane gas, each of RTC and the Company are to first recover its monthly expenses related to the facility and its equipment costs amortized over an eight-year period. The net proceeds are then to be shared 50-50 by RTC and the Company.

The Company assigned its interest in the RTC agreement to Gastech and proposed to potential investors in Gastech that they contribute $800,000 for a 40-percent interest in Gastech. After Gastech had raised $226,000 from ten investors, in March 2001 the Texas Securities Commission commenced an investigation of Gastech and wrote letters to its investors asking them if they had been advised by the Company that RTC was a chapter 11 debtor in a proceeding in Chicago. The Texas Securities Commission then required the Company to offer to rescind the securities purchases of the ten investors. The Company did so. Two investors accepted the rescission offer, and each was returned his $10,000 investment. The Company regards the Texas Securities Commission matter closed.

No further interests in Gastech were sold, due to the action of the Texas Securities Commission. To cover the shortfall in funds needed to pay for the first CO2 Separator to be used in a landfill to be operated by RTC, the Company borrowed $551,000 in increments from StoneGate LLC of Florida on one-year notes at 10 percent interest due as follows: $115,000 plus interest is due in May 2002, $362,000 plus interest is due in July 2002 and $74,000 plus interest is due in August 2002.

The CO2 Separator equipment was designed by the Gas Institute National Academy of Sciences of Ukraine during the latter part of 2000. A purchase contract was executed in February 2001 with Sumy-Frunze Joint Stock Company of Ukraine for a purchase price of $685,484. The price included all necessary certifications, all necessary equipment for operation, shipping to the Port of Houston and supervision personnel for installation. The tonnage of the equipment is 177 metric tons. No additional equipment is needed.

The equipment was fully paid for using the funds of Gastech and the funds borrowed from StoneGate LLC. The equipment arrived in Houston, Texas on November 22, 2001. It will be installed at the Chastang Landfill near Mobile, Alabama during the second fiscal quarter of 2002. Natural gas production and sales should occur by June 2002.

The eight investors in Gastech that invested $206,000 will get 10.3 percent of the Company's and Gastech's share of the monthly proceeds from production of the Chastang facility and the Company will get 89.7 percent of this share. The Company proposes to assign part of this 89.7 percent interest to persons - as yet unidentified - that provide the funds that repay to StoneGate LLC the $551,000 it loaned the Company plus interest on the loans.

The financial statements are consolidated financial statements with inter-company transactions and balances eliminated. The minority membership interests of Gastech are shown in the equity section of the balance sheet as "Membership Capital Gastech LLC" and in the statement of cash flows as "Sell Membership Interest in LLC."

In December 2001 the U.S. Bankruptcy Court in Chicago affirmed RTC's contract rights at Chastang. RTC is operating as a debtor-in-possession under its own management, not a trustee. The Company was recently advised by the president of RTC that RTC expects to emerge from chapter 11, through a plan of reorganization, in June 2002.

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