Form 10KSB
period 2001-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-04-11
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                    Issuer's telephone number: 361-887-7546

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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $100.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $827,002 computed by reference to the $0.27 average of the bid and asked price of the company's Common Stock on March 25, 2002.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 29, 2002: 6,143,974 shares of Common Stock, $0.001 par value.

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

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [  ] No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Item     1.     Description  of  Business                                      1
                Business  Development                                          1
                Business  of  the  Company                                     4
                          Live  Tissue  Bonding  Equipment                     4
                          Anaerobic  Farm-Waste  Disposal  Equipment           5
                          Carbon  Dioxide  Separator                           8
                          CSMG  Gastech  LLC                                   8
                Raw  Materials  and  Suppliers                                 9
                Distribution  Methods                                          9
                Competition                                                   10
                Patents,  Trademarks  and  Licenses                           10
                Government  Approval  and  Regulations                        11
                Research  and  Development                                    11
                Cost  of  Compliance  with  Environmental  Laws               11
                Seasonality                                                   11
                Employees                                                     11

Item     2.     Properties                                                    11

Item     3.     Legal  Proceedings                                            12

Item     4.     Submission  of  Matters to a Vote of Security Holders         12

Item     5.     Market for Common Equity and Related Stockholder Matters      12
                Holders                                                       13
                Dividends                                                     13
                Recent  Sales  of  Unregistered  Securities                   14

Item     6.     Management's  Discussion  and  Analysis                       15

                Sales                                                         15
                Selling,  General  and  Administrative  Expenses              16
                Net  Loss                                                     16
                Liquidity  and  Outlook                                       16

Item     7.     Financial  Statements                                         17

Item     8.     None

Item     9.     Directors,  Executive  Officers,  Promoters and
                Control Persons; Compliance  with  Section  16(a)
                of  the  Exchange  Act                                        32

Item     10.     Executive  Compensation                                      34

Item     11.     Security Ownership of Certain Beneficial Owners and
                 Management                                                   34

Item     12.     Certain  Relationships  and  Related  Transactions           35

Item     13.     Exhibits  and  Reports  on  Form  8-K                        35

                 Signatures                                                   39

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

     We are attempting to market this technology ourselves in Oklahoma and in other states. We are negotiating contracts now. We expect contracts to be executed during the fourth fiscal quarter of 2002.

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

     The manufacturing costs of our CO2 separator plants are substantially lower than the costs of competitive units. We have executed a joint venture agreement with Resource Technology Corporation of Chicago, Illinois, to exploit this technology. Our first plant will be placed on a landfill in Mount Vernon, Alabama. The plant will be manufactured in Ukraine. The landfill operator will provide all other equipment needed as well as the operations. Our agreement with Resource Technology Corporation requires us to provide the plant and bring it to the U.S. We require approximately $600,000 to fulfill our obligations under the agreement. Resource Technology Corporation will contribute all necessary government approvals, all piping, tanks and other auxiliary equipment, the cost of which is estimated to be approximately $1,200,000.

     CSMG Gastech LLC. In February 2001 CSMG, as its manager, formally formed CSMG Gastech LLC ("Gastech") as a Texas limited liability company. Gastech's purpose was to raise the funds needed to buy CO2 Gas Separator equipment to install on landfills to be operated by Resource Technology Corporation ("RTC") or other entities. We had entered into an agreement with RTC whereby we would pay for and furnish the CO2 Separator equipment made in Ukraine, and RTC would furnish all other equipment and expenses needed to install and operate the equipment. From the monthly gross proceeds of sales of methane gas, each of RTC and CSMG are to first recover its monthly expenses related to the facility and its equipment costs amortized over an eight-year period. The net proceeds are then to be shared 50-50 by RTC and us.

     We assigned our interest in the RTC agreement to Gastech and proposed to potential investors in Gastech that they contribute $800,000 for a 40-percent interest in Gastech. After Gastech had raised $226,000 from ten investors, in March 2001 the Texas Securities Commission commenced an investigation of Gastech and wrote letters to its investors asking them if they had been advised by us that RTC was a chapter 11 debtor in a proceeding in Chicago. The Texas
Securities Commission then required us to offer to rescind the securities purchases of the ten investors. We did so. Two investors accepted the rescission offer, and each was returned his $10,000 investment. We regard the Texas Securities Commission matter closed.

     No further interests in Gastech were sold, due to the action of the Texas Securities Commission. To cover the shortfall in funds needed to pay for the first CO2 Separator to be used in a landfill to be operated by RTC, we borrowed $551,000 in increments from StoneGate LLC of Florida on one-year notes at 10 percent interest due as follows: $115,000 plus interest is due in May 2002, $362,000 plus interest is due in July 2002 and $74,000 plus interest is due in August 2002.

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

     The eight investors in Gastech that invested $206,000 will get 10.3 percent of our and Gastech's share of the monthly proceeds from production of the Chastang facility and we will get 89.7 percent of this share. We propose to assign part of this 89.7 percent interest to persons - as yet unidentified - that provide the funds that repay to StoneGate LLC the $551,000 it loaned us plus interest on the loans.

     In December 2001 the U.S. Bankruptcy Court in Chicago affirmed RTC's contract rights at Chastang. RTC is operating as a debtor-in-possession under its own management, not a trustee. We were recently advised by the president of RTC that RTC expects to emerge from chapter 11, through a plan of reorganization, in June 2002.

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

          Anaerobic farm waste disposal plants. There are ten companies that offer various types of anaerobic systems in the U.S. Based upon our experience in the industry, it is our belief that none of these systems processes the manure and water to the extent of the Ukraine-made plant. The plant now in operation in Ukraine is the product of years of experience in designing and building various types of anaerobic plants. It is our belief that the design now in operation will prove to be the most effective and economical for anaerobically processing animal wastes.

          CO2 Separator. Numerous companies make CO2 separators in the U.S. but, based upon our experience in the industry, we believe none will be able to compete with the quality of our separators or with our price. It is our observation that their prices are multiples of what we believe we will be able to charge for our plants. Their separators produce no better than 75 to 90 percent pure methane; based on the CO2 separator plants in operation in Ukraine, we believe ours will produce 98-percent pure methane.

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

     Research  and  Development
     --------------------------

     During  2001,  we  expended  no  funds  on  research  and  development.

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

     Employees
     ---------

     We employ three persons full time in the U.S. and two persons full time in Kiev, Ukraine.

ITEM     2.     PROPERTIES

     We  lease  office  space  in  the  following  cities  as  follows:

                                  Approximate      Monthly     Term  of
                                 Square  Feet      Rental        Lease
                                 ------------      -------     --------
     Corpus  Christi,  TX            1,000         $   999    12-31-2004
     Oklahoma  City,  OK               500         $   500    Month-to-Month
     Kiev,  Ukraine                    800         $ 1,200    Month-to-Month

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

                                  High                 Low
                                  ----                 ---
     1998
     ----
          2nd  Qtr.               2                    1.125
          3rd  Qtr.               1.3125               0.5
          4th  Qtr.               0.2813               0.1500

     1999
     ----
          1st  Qtr.               1.6875               0.1500
          2nd  Qtr.               1.1875               0.5000
          3rd  Qtr.               1.1250               0.5
          4th  Qtr.               0.625*               0.25*

     2000
     ----
          1st  Qtr.               0.25                 0.125
          2nd  Qtr.               0.51                 0.25
          3rd  Qtr.               0.30                 0.30
          4th  Qtr.               1.60                 0.30

     2001
     ----
          1st  Qtr                0.90                 0.35
          2nd  Qtr.               0.75                 0.47
          3rd  Qtr.               0.705                0.35
          4th  Qtr.               0.40                 0.15

     *On November 4, 1999 our stock was removed from the OTC Bulletin Board. The information from Q4 1999 through Q4 2001 is from the Pink Sheets.

     On December 31, 2001, there were 6,199,000 shares of Common Stock outstanding. There are 1,450,000 shares subject to outstanding options to purchase, or securities convertible into, such shares of stock.

Holders
-------

     As of December 31, 2001 there were approximately 203 holders of record of our Common Stock. Some 1,046,340 shares of Common Stock are held by numerous other shareholders in brokerage accounts under the record name of "Cede & Co."

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

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

     During the past three years our company sold the following securities without registering the securities under the Securities Act of 1933:

                               No.  of
                               Common
                               Shares               Offering
           Date                 Sold                 Price
          ------               ---------            ---------
          4-6-99               602,362(1)           304,155
          12-30-99             169,455(2)           153.243
          2000                  12,000(2)(3)          7,500
          2000                 423,350(2)(4)        257,093
          2000                 111,174(2)(5)         67,659
          2000                 337,800(2)(6)        211,125
          2001                 863,723(2)           540,528
--------------------------

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

(2) These shares were sold to accredited investors in an offering exempt from registration pursuant to Regulation D, Rule 506. The securities were sold by officers of the corporation who received no commissions with regard to the sales.

(3) These shares were issued in exchange for the cancellation of interest owed on notes payable. The notes were held by shareholders of the company who had loaned money to the company.

(4) These shares were issued in exchange for the cancellation of the notes payable to the same persons identified in footnote 4 above.

(5) These shares were issued for services rendered to the company. The persons who rendered the services and the nature of their services was as follows:

Date         Name                     No. of Shares    Nature  of  Services
----         ----                     -------------    --------------------
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

(6)     These  shares  were  issued  for  cash.

ITEM     6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     Sales
     -----

     We had revenues of only $100 in FY 2001 compared with revenues of $33,636 in FY 2000. The $33,636 income in 2000 represents -

- $9,000 received from a group in Russia for a study made for it by CSMG with regard to an anaerobic farm waste project to be used in a chicken husbandry project there,

- $14,636 received from a group in Canada with regard to a study made for an animal husbandry anaerobic farm waste project proposed in Canada, and

-  $10,000  received as a forfeiture for an abandoned dairy project in Idaho.

We did report $122,993 in FY 2001 and $101,816 in FY 2000 as our fifty percent interest in the income of an unconsolidated subsidiary, United Engineering

Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This income represents our share of the profits from the missile site conversion activities of United Engineering Company. This accrued, but not received, income in 2001 was augmented by foreign currency gains of $3,370 and was offset by foreign currency losses of $9,801 in FY 2000.

     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------

     Our selling, general and administrative expenses were $1,683,101 in FY 2001 compared with $973,817 during FY 2000. The major items of these expenses were -

     Item                                   2000          2001
     ----                                   ----          ----
     Interest  expense                    $327,584     $   221,627
     Consulting  services                   83,384          47,650
     Office  overhead  and  salaries       324,457       1,204,352
     Travel                                 79,115          87,328
     Accounting                             15,466          37,405

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

     Net  Loss
     ---------

     In fiscal year 2001 we had a net loss of $1,598,453, or $0.32 a share, compared with a net loss of $945,571 in FY 2000, or $0.28 a share. There was a significant increase in our operations in 2001 in our three projects - our tissue bonding project, our anaerobic farm waste project and our CO2 separator project.

     Liquidity  and  Outlook
     -----------------------

     We have never operated at a profit. We were able to stay in operation during 2001 only from the proceeds of $495,528 from the sale of common stock, from the proceeds of $206,050 in membership interests in CSMG Gastech LLC, an increase in Notes Payable of $621,541 and the issuance of common stock in exchange for preferred stock valued at $755,555, which preferred stock represented several years of unpaid salaries to officers. We were able to stay in operation during 2000 only from the proceeds realized from loans of $512,500 made to us by our shareholders, from the sale of $211,215 of capital stock and from the issuance of $67,659 worth of stock in lieu of compensation for services and $257,903 worth of stock issued in lieu of cash payments on interest owed on notes payable to stockholders.

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

     We have executed a contract to install one carbon dioxide separator plant at the Chastang landfill near Mobile, Alabama. The plant is now being installed and should be producing methane gas for sale in June 2002.

ITEM     7.     FINANCIAL  STATEMENTS

     Independent  Auditors  Report                                            18
     Balance  Sheet  December  31, 2001 and 2000                              19
     Statement  of  Cash  Flows  Year  Ended  December  31,
          2001  and  2000                                                     21
     Statement  of  Operations  Year  Ended  December  31,
          2001  and  2000                                                     22
     Statement  of  Changes  in  Stockholders'  Equity  from
     January  1,  2000  to  December  31,  2001                               23
     Notes  to  Financial  Statements                                         24

                          INDEPENDENT AUDITORS REPORT



To  the  Shareholders  and  board  of  Directors
Consortium  Service  Management  Group,  Inc.  and  Subsidiaries

I have audited the accompanying consolidated balance sheets of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2000 and December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2000 and December 31, 2001, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/Gary  Skibicki

Oklahoma  City,  Oklahoma                    Gary  Skibicki
March  28,  2002                             Certified  Public  Accountant

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  December 31



                      ---------------ASSETS---------------

CURRENT  ASSETS                                         2001          2000
---------------                                      -----------   -----------
Cash                                                 $    14,397   $     1,492
Dividends  Receivable                                          -         8,155
                                                     -----------   -----------
  Total  Current  Assets                             $    14,397   $     9,647


FIXED  ASSETS
-------------

Furniture  And  Equipment                                 61,409        74,909
  Less:  Accum.  Depr.                                   (43,461)      (35,751)
                                                     -----------   -----------
  Total  Fixed  Assets                               $    17,948   $    39,158


OTHER  ASSETS
-------------

Investment  -
  United  Engineering  Co.,  Inc.                        433,980       307,217
Investment  -
  Anaerobic  Farm  Waste,  Inc.                                -           880
Investment  -  C02  Equipment                            607,250        27,889
Employee  Advances                                             -         1,752
Tissue  Bonding  Patent                                   28,979         8,667
  Less:  Accumulated  Amortization                          (966)         (482)
                                                     -----------   -----------
  Total  Other  Assets                               $ 1,069,243   $   345,923
                                                     -----------   -----------

  Total  Assets                                      $ 1,101,588   $   394,728
                                                     ===========   ===========




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  December 31


                    ---------------LIABILITIES---------------

CURRENT  LIABILITIES                                    2001          2000
---------------                                      -----------   -----------
Accounts  Payable                                    $    84,169   $    43,661
Interest  Payable                                        179,538        83,332
Payroll  Taxes  Payable                                   22,659        23,896
Notes  Payable  to  Stockholders                       1,655,777       990,264
                                                     -----------   -----------

  Total  Current  Liabilities                        $ 1,942,143   $ 1,141,153


STOCKHOLDERS  EQUITY
--------------------
Preferred  Stock,  $.001  Par                                  -   $        76
Value,  10,000,000  Shares
Authorized;  75,669  Shares
Issued  and  Outstanding
at  December  31,  2001

Common  Stock  $.001  Par  Value,                          6,199         3,927
40,000,000  Shares  Authorized;
3,927,374  Shares  Issued  and
5,993,976  Shares  Issued  And
Outstanding  at  December  31,  2001

Membership  Capital                                      206,000             -

Additional  Paid  in  Capital                          3,748,807     2,452,680

Accumulated  Other
Comprehensive  (Loss)                                   (343,187)     (346,957)

Accumulated  (Deficit)                                (4,458,374)   (2,856,151)

  Total  Stockholders  Equity                           (840,555)     (746,425)
                                                     -----------   -----------

  Total  Liabilities  and
  Stockholders  Equity                               $ 1,101,588   $   394,728
                                                     ===========   ===========


                      SEE ACCOUNTANT'S COMPILATION REPORT

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEAR ENDED DECEMBER 31

                                                      2001           2000
                                                  -----------    -----------
Revenues                                          $       100    $    33,636
General  and  Administrative  Expenses              1,683,101        973,817
  Funded  R  &  D                                           0              0
  Cost  of  Funded  R  &  D                            43,129        100,881
  Net  R  &  D  Cost                                   43,129        100,881
                                                  -----------    -----------
Operating  (Loss)                                  (1,726,130)    (1,041,062)

(Loss)  on  Investments                                     -        (30,000)

Interest  Income                                          914          2,476

Interest  in  Income  of
Unconsolidated  Companies                             122,993        101,816

Foreign  Currency  Gain  (Loss)                         3,370         (9,801)
                                                  -----------    -----------

(Loss)  from  Continuing  Operations               (1,598,453)      (976,571)

Income  Taxes                                               -              -

(Loss)  Before  Extraordinary  Item
Cancellation  of  Liability  Income                         -         31,000

Net  (Loss)                                       $(1,598,453)   $  (945,571)

Net  (Loss)  Per  Share  Common  Stock
Before  Extraordinary  Gain                              (.32)          (.29)

Net  (Loss)  Per  Share  Common
Stock  After  Extraordinary  Gain                           -           (.28)

Weighted  Average  Common  Shares
Outstanding                                         5,063,187 Shs  3,425,645 Shs

Basic and Diluted earnings per share are the same. The corporation is reporting a net loss for the reporting period and any potentially dilutive securities are antidilutive (reduce loss per share) and therefore not presented.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   CONSORTIUM SERVICES MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


CASH  FLOWS  FROM  OPERATING  ACTIVITIES                  2001           2000
----------------------------------------               -----------     ---------
Net  Loss                                              (1,598,453)     (945,571)
Bad  Debt  Expense                                              -           600
Equity  Income  From  Investees                          (122,993)     (101,816)
Depreciation                                                7,710         7,710
Amortization                                                  484         8,313
Dividends  From  Investee                                       -        11,906
Foreign  Exchange  Loss  (Gain)                            (3,770)        9,801
Decrease  (Increase)  In  Dividends  Receivable             8,155        (8,155)
Interest  Expense  For  Common  Stock                      91,212       257,093
Compensation  for  Common  Stock                          755,555        67,661
Increase  (Decrease)  In  Accounts  Payable                40,508       (14,139)
(Decrease)  Increase  In  Federal  Payroll
  Taxes  Payable                                           (1,237)        3,269
Increase  In  Interest  Payable                            96,206        65,269
Cancellation  Of  Indebtedness  Income                          -       (31,000)
Decrease  Bank  Overdraft                                                    (8)
                                                       ----------      --------
Net  Cash  Used  In  Operating  Activities               (726,623)     (669,067)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
----------------------------------------

Consolidated  Anaerobic  Farm                                 880             -
Investment  In  C02  Equipment                           (579,361)      (27,889)
(Sell)  Purchase  Equipment,
  Furniture                                                13,500       (16,391)
(Decrease)  Increase  Employee  Advances                    1,752          (119)
Acquire  Tissue  Bonding  Patent                          (20,312)       (8,667)
                                                       ----------      --------
Cash  Used  From  Investing  Activities                  (583,541)      (53,066)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
----------------------------------------

Increase  In  Membership  Capital                         206,000             -
Increase  In  Stock  Issue                                495,528       211,125
Increase  Notes  Payable                                  621,541       512,500
                                                       ----------      --------
Increase  Cash  From  Financing  Activities             1,323,069       723,625

Net  Increase  In  Cash                                    12,905         1,492
Cash  At  Beginning  Of  Period                             1,492             0
Cash  At  End  Of  Period                                  14,397         1,492

NON  CASH  FINANCING  ACTIVITIES
--------------------------------

In 2000 $7,500 in shareholder notes were converted to $7,500 in common stock. In
2001 $45,500 in shareholder notes were converted to common stock.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                                                                            OTHER
                                   NO                                  MEMBER-    ADD'L     COMPRE-       ACCUMU-
                                PREFERRED   PAR    NO. COMMON   PAR     SHIP     PAID IN    HENSIVE        LATED
DESCRIPTION                       SHARES   VALUE   SHARES(ea)  VALUE   CAPITAL   CAPITAL    DEFICIT       DEFICIT       TOTAL
--------------------------------------------------------------------------------------------------------------------- -----------
Balance December 31, 1999        76,669    $76     3,043,050   $3,043           $1,910,187  $(337,156)  $(1,920,381)   $  (344,231)
Common  Shares  Exchanged
For  Notes  During  2000                              12,000       12                7,488                                   7,500
Common  Shares  Issued  For
Interest  During  2000                               423,350      423              256,670                                 257,093
Common  Shares  Issued  For
Services  During  2000                               111,174      111               67,548                                  67,659
Common  Shares  Sold
During  2000                                         337,800      338              210,787                                 211,125
Net  (Loss)  Year  Ended
December  31,  2000
                                                                                                (9,801)     (935,770)     (945,571)
                                 ------    ---     ---------   ------  -------  ----------   ----------   -----------  -----------
Balance  December  31,  2000     76,669    $76     3,927,374   $3,927           $2,452,680   $(346,957)  $(2,856,151)  $  (746,425)

Common  Shares  Exchanged       (76,669)   (76)       76,669      $76
For  Preferred  Stock

Common  Shares  Issued
For  Services                                      1,135,000    1,135              755,555                                 756,690
Exchange  $45,000  In  Notes
For  Common  Stock                                    72,193       73               45,427                                  45,500
Exchange  $500  Of
Interest  For  Common  Stock                             960        1                  499                                     500
Sell  Membership  Interest  In
Limited  Liability  Company
Subsidiary                                                             206,000                                             206,000
Common  Shares  Sold  2001                           986,804      987              494,646                                 495,633
Net  (Loss)  Income  Year
Ended  December  31,  2001                                                                       3,770    (1,602,223)   (1,598,453)
                                 ------    ---     ---------   ------  -------  ----------   ----------   -----------  -----------
Balance  December  31,  2001                       6,199,000   $6,199 $206,000  $3,748,807   $(343,187)  $(4,458,374)    $(840,555)





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, DECEMBER 31, 2001

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

The CSMG, Inc. owned carbon dioxide separator technology, also developed in Ukraine, promotes the economical separation of C02 gas from methane gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents it from being commercially sold as fuel. The Ukraine technology has developed an economical C02 separator which isolates methane gas to the extent that it can be sold to utility companies as well as other industrial and commercial customers with the first unit being installed in 2002 in Mobile, Alabama. Carbon dioxide separator equipment exists in the U.S. however it is more expensive than Ukraine technology necessitating methane gas to be burned or flared on site for environmental purposes as opposed to being sold for fuel.

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

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, DECEMBER 31, 2001


Investments in companies in which Consortium Service Management Group, Inc. has an equity interest of at least 20% are accounted for under the equity method. Under this method the Company records its share of income or losses as Interest In Income Or Losses of Unconsolidated Companies with corresponding increases or decreases in the investment account. In 2000 the Company made a $27,888 investment for C02 separator equipment that on February 1, 2001 was used as an initial capital investment for a 55% ownership interest in CSMG Gastech LLC. CSMG Gastech LLC was formed to manage methane gas sales when planned operations begin. Also in 2000 CSMG's 50% equity interest in United Engineering Company decreased to 33 1/3% due to several key Ukrainian employees purchasing stock in United Engineering Company as a means of rewarding them for profitable operations. In year 2000 United Engineering Company recorded a profit of 1,506,000 gryvna which using an average annual exchange rate of .18265 converts to $275,107 in U.S. dollars. In 2001 United Engineering Company recorded a profit of 2,110,000 gryvna which using an average exchange rate of .18601 converts to $392,481 in U.S. dollars.


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


Investments  in  Unconsolidated  Companies

Income is recognized as earned by the foreign investee, United Engineering Company. Specifically investments in entities where the ownership percentage is between 20% and equal to or less than 50% earnings are recognized under the equity method of accounting. In 2000 the Company's ownership percentage in United Engineering Company decreased from 50% to 33 1/3% resulting in an investment differential of $78,307 between the investment account and the net assets of UEC. The accounting policy is to equalize this differential with an

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, DECEMBER 31, 2001


amortization write off over the next 10 years of $7,831 per year beginning in 2000 and ending in 2009.

Majority  owned  companies  are  accounted  for  on  a  consolidated  basis.


Foreign  Operations

Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate at the balance sheet date. Income Statement accounts have been translated using the average exchange rates for the year. The Company owns a 33.3% interest in United Engineering Company which was organized in and operates in the Ukraine. In 2000 the average exchange rate used to record income was .18265 functional currency to U.S. dollars and the year end exchange rate used to value the United Engineering investment account was .1840 functional currency to U.S. dollars. In 2001 the average exchange rate used to record income was .18601 functional currency to U.S. dollars and the year end exchange rate used to value the United Engineering investment account was .18680 functional currency to U.S. dollars.


Loss  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding. The Company had net losses of $945,571 in 2000 and $1,598,453 in 2001 and accordingly basic and diluted earnings per share are the same because any dilutive or potentially dilutive securities would be antidilutive. In 2000 the Company reported an extraordinary gain of $31,000 and as presented on the Statement of Operations the net loss per share when considering this gain decreases from 29 cents per share to 28 cents per share. The extraordinary gain of $31,000 is due to an accounts payable reported as a short term liability for professional services incorrectly booked by the Company at the end of 1999.


Issuance  of  Shares  for  Services

Valuation of shares for services is based on the fair market value of services. During 2000 the Company issued 111174 shares of common stock in exchange for management, marketing and research services. The cost of the services has been charged to operations and additional paid in capital has been increased by $67,548, representing the excess of the cost of the services over the par value of the common stock issued. In 2000, the Company also issued 423,350 shares of

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, DECEMBER 31, 2001


common stock for interest on notes payable to shareholders with the cost charged to operations and additional paid in capital increased by excess of the interest expense over the par value of the common stock issued, $256,670. In 2001 the Company exchanged 1,210,704 shares of common stock for $756,690 in compensation expense charged to operations and additional paid in capital increased by the excess of compensation expense over the par value of the common stock issued, $755,555.


Preferred  Stock

On December 28, 1995 the Company authorized the issuance of 75669 shares of Series A preferred stock, $10.00 face amount, .001 Par which pays a cumulative dividend on net corporate profit equal to 8% of the face amount of the outstanding stock. If the Company does not realize profits preferred stock dividends are not accruable. Such preferred Series A stock is preferred over all common stock in the event of corporate liquidation and dissolution to the extent of its unredeemed face amount.

On September 29, 2000 the Board of Directors approved Mr. Robbins and Mr. Allison converting all of their preferred shares which represent 100% of the preferred shares outstanding to common stock. In 2001 their combined 75,669 preferred shares were converted to 1,210,704 common shares as compensation for unpaid services recorded as $756,690 in compensation expense with corresponding entries to common stock and paid in capital.


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

(1) SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133.

(2) SFAS No. 139 - Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, DECEMBER 31, 2001


(3) SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement 125).


Accounting  Pronouncements  Adopted  in  2001

During 2001, the Financial Accounting Standards Board issued the following Statement of Financial Accounting Standards ("SFAS"). Adoption of this standard did not have a material effect on its financial position, results of operations or on disclosures within the financial statements.

(1)     SFAS  No.  141  -  Business  Combinations.


Income  Taxes

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (See
Note  3).


                                     NOTE 2
                BASIS OF PRESENTATION AND CONSIDERATIONS RELATED
                     TO CONTINUED EXISTENCE (GOING CONCERN)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $945,571 for the year ended December 31, 2000 and $1,598,453 for the year ended December 31, 2001 and these factors combined with prior year net losses, raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise additional operating funds through equity and/or debt offerings and the sale of technologies. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long term revenues. A major component of planned future operations involves the construction of animal waste and disposal facilities for either sale and or lease and these undertakings are only possible from outside financing. In 2001 carbon dioxide separator equipment was manufactured, paid for, shipped to Houston, Texas for delivery to Mobile, Alabama. Installation is currently in process that when completed will enable the Company to profitably sell methane gas as discussed in Note 1 under "Nature of Operations". Although proven successful in Ukraine this technology is new to the United States and remains unclear if additional funding will be necessary.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, DECEMBER 31, 2001


The possible consequences of not obtaining additional financing for either farm waste disposal or carbon dioxide projects are operations ceasing resulting in liquidation of the Company.


                                     NOTE 3
                                  INCOME TAXES

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

With the Company not generating taxable income since inception, no provision for income taxes has been provided. At December 31, 2000 the net operating loss carryforward was in excess of $1,000,000 and at the end of December 31, 2001 it will exceed $2,000,000.



                                     NOTE 4
                    INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of United Engineering Company ("UEC"), a Ukraine - U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC's equity was owned by eight Ukraine organizations representing fourteen Ukraine organizations, three of which represent the State Property Fund of Ukraine. All UEC decisions require a 75% shareholder vote. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor, and holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. During the year ending December 31, 2000 approximately 9 employees of United Engineering Company were given the opportunity to purchase stock to complete its authorized capital by paying 26,100 gryvna (approximately 4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of registered shares, 20,000, authorized by United Engineering Company with CSMG owning 6,666 shares or 1/3% ownership. For the year ended December 31, 2000 United Engineering Company had revenues of $2,414,000 for a net income of $284,916. For the year ended December 31, 2001 United Engineering Company had revenues of $2,153,000 with a net income of $392,481. At December 31, 2000 UEC had $781,000 in assets and $71,000 in liabilities representing a total net worth in U.S. dollars of $710,300. At December 31, 2001 UEC had $1,382,000 in assets and $268,000 in liabilities  for  a  net  worth  of  $1,114,000  in  U.S.  Dollars.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, DECEMBER 31, 2001


A portion of Investment - United Engineering Company has previously been reported as a Founders Fund which represents a special priority in the event of liquidation. In 1994 the Company made its original investment in United Engineering Company which included contributing $73,843 in autos, equipment and furniture. The agreement between the Company and UEC was that in the event of UEC liquidating $73,843 would be repaid in preference to all creditors. As an incentive to encourage foreign investment the Ukraine government has guaranteed repayment if upon liquidation UEC has insufficient funds to do so. This special funding arrangement continues to exist but for presentation purposes is included as part of the UEC investment account on the balance sheet.


                                     NOTE 5
                                CSMG GASTECH LLC

In 2001 CSMG Gastech LLC was formed which the Company owns a 89.7% interest in. The consolidated financial statements show $206,000 in Membership Capital representing the investment of 8 members. Originally 10 membership interests were sold but due to an inquiry by the Texas Security Commission each investor had to be given the opportunity to rescind their investment which two did requiring two $10,000 capital contributions with interest to be returned. It was alleged that membership interests were sold without disclosing that Resource Technology Corporation, the Company owning landfill contracts at C02 installation sites, was in chapter 11 business reorganization. All investors were contacted by both the Company and the Texas Securities Commission with eight reaffirming their investments.


                                     NOTE 6
                          NOTES PAYABLE TO STOCKHOLDERS

Notes to shareholders consist of 27 short-term (generally one year) interest bearing unsecured notes with varying maturity dates with the most common interest rate being 11% per annum on the unpaid balance. In 2000 $7,500 of shareholder notes payable were retired by being exchanged for common stock. On December 31, 2000 notes payable to shareholders totaled $990,264 with interest expense of $343,354 broken down as follows:

          a.  Cash  paid  to  noteholders             $       2,929
          b.  Common  stock  issued  for  interest          257,093
          c.  Accrued  interest  through  12/31/00           83,332
                                                      -------------
                                                      $     343,354

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, DECEMBER 31, 2001


On December 31, 2001 notes payable to shareholders totaled $1,655,777 with interest expense of $221,629 broken down as follows:

          a.  Cash  paid  to  noteholders             $      20,249
          b.  Common  stock  issued  for  interest           93,000
          c.  Accrued  interest  through  12/31/01          108,380
                                                      -------------
                                                      $     221,629

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                                      Director's
                                                            Director     Term
    Person                      Positions  and  Offices      Since      Expires
-----------------               -----------------------     --------  ----------
Esmeralda  G.  Robbins,  57     Chairman  of the Board          1992      2002
                                of  Directors

Donald  S.  Robbins,  57        President,  Chief               1992      2002
                                Executive  Officer  and
                                Director

Gordon  W.  Allison,  75        Executive  Vice  Presi-         1992      2002
                                dent,  Chief  Financial
                                Officer,  Secretary  and
                                Director

James  Workman,  74             Director                        1998      2002

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

     Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act.
     ---------------------------------------------------------------------

     Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange  Act  during  the  most  recent  fiscal  year  or  prior  fiscal years:

                                                                 No. of Failures
                                            No. of Transactions      to File a
                       No. of Late Reports  Not Timely Reported  Required Report
                       -------------------  -------------------  ---------------
Esmeralda G. Robbins           None                 None               None
Donald S. Robbins              None                 None               None
Gordon W. Allison              None                 None               None
James Workman                  None                 None               None

ITEM     10.     EXECUTIVE  COMPENSATION

     Set forth below is the aggregate compensation during fiscal years 1999, 2000 and 2001 of the chief executive officer of the company. During the period, no executive officer of the company received compensation that exceeded $100,000.

          Name                 Fiscal Year   Annual Salary  Other Compensation
          ----                 -----------   -------------  ------------------
Donald S. Robbins, President      2001          $99,678           $438,222
Gordon W. Allison,
  Exec. Vice Pres.                2001          $48,500           $317,333
Donald S. Robbins, President      2000         $131,295              None
Donald S. Robbins, President      1999          $43,457              None


     Set forth below is information concerning each exercise of stock options during the last fiscal year by each of the named executive officers and the fiscal year-end values of unexercised options, provided on an aggregated basis:

                                            No. of Shares
                                              Underlying       Value of Unexercised
                                          Unexercised Options      In-the-Money
                     Shares                    at FY-End         Options at FY-End
                    Acquired     Value        Exercisable/          Exercisable/
       Name       or Exercised  Realized     Unexercisable          Unexercisable
       ----       ------------  --------  -------------------  ---------------------
Donald S. Robbins       0          0           425,000/0             $155,125/0
Gordon W. Allison       0          0           425,000/0             $155,125/0

     Directors of the company receive no compensation for their services as directors.

ITEM     11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT

     The table below sets forth, as of March 29, 2002, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

                                            Number  of
                                            Shares  of
     Name  and  Address                    Common  Stock     Percent
     ------------------                    -------------     -------
     Esmeralda  G.  Robbins(1)(2)              250,000         4.1
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471

     Donald  S.  Robbins(2)(3)               1,551,250        25.2
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471

     Gordon  W.  Allison(4)                  1,583,800        25.8
     P.  O.  Box  770304
     Oklahoma  City,  Oklahoma  73177

     James  Workman                             60,000         1.0
     1826  War  Eagle  Street
     North  Little  Rock,  AR  72116

     Officers  and  Directors                3,445,050        56.1
     as  a  group  (4  persons)
     ---------------------------------

(1) These shares are held of record by the Esmeralda G. Robbins Family Limited Partnership.

(2)     Esmeralda  G.  Robbins  and  Donald  S.  Robbins  are  wife and husband.

(3) These shares are held of record by the Donald S. Robbins Family Limited Partnership.

(4) 859,500 of these shares are held of record by Electronic Data Service, Inc., an Oklahoma corporation, of which Mr. Allison is an officer, director and 100 percent beneficial shareholder.

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

                                    CONSORTIUM  SERVICE  MANAGEMENT GROUP,  INC.


                                    By/s/Donald  S.  Robbins
Date:  April  11,  2002               ------------------------------------------
                                      Donald S. Robbins, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/Donald  S.  Robbins
Date:  April  11,  2002             --------------------------------------------
                                    Donald  S.  Robbins,  President,  Chief
                                         Executive  Officer  and  Director


                                    /s/Esmeralda  G.  Robbins
Date:  April  11,  2002             --------------------------------------------
                                    Esmeralda  G.  Robbins,  Chairman  of  the
                                         Board  and  Director


                                    /s/Gordon  W.  Allison
Date:  April  11,  2002             --------------------------------------------
                                    Gordon W. Allison,  Chief Financial Officer
                                         and  Director


                                    /s/James  Workman
Date:  April  11,  2002             --------------------------------------------
                                    James  Workman,  Director