Form 10QSB
period 2002-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-05-20
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

As of May 6, 2002, there were 6,143,974 shares of the Registrant's Common Stock, par value $0.001, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION



Item  1.          Financial  Statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET




                                     ASSETS
                                     ------

                                                     March  31,   December  31,
                                                        2002          2001
                                                     ----------   -------------
Current  Assets
---------------
Cash                                                 $    1,023    $   14,397



Fixed  Assets
-------------

Furniture  and  Fixtures                                 61,409        61,409
Less:  Accumulated  Depreciation                        (45,389)      (43,461)
                                                     ----------    ----------

     Total  Fixed  Assets                            $   16,020    $   17,948


Other  Assets
-------------

Investment  -  United                                   365,761       433,980
Engineering  Co.

Investment  -  C02  Equipment                           607,250       607,250

Tissue  Bonding  Patent                                  31,364        28,979
Less:  Accumulated  Amortization                         (1,087)         (966)

Employee  Advance                                         8,250
                                                     ----------    ----------

     Total  Other  Assets                            $1,011,538    $1,069.243
                                                     ----------    ----------

     Total  Assets                                   $1,028,581    $1,101,588
                                                     ==========    ==========



                  The accompanying notes are an integral part
                     of these interim financial statements.

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)


                                  LIABILITIES
                                  -----------

                                                     March  31,   December  31,
                                                        2002          2001
                                                     ----------   -------------
Current  Liabilities
--------------------
Accounts  Payable                                    $   84,169    $   84,169

Interest  Payable                                       241,278       179,538

Payroll  Taxes  Payable                                  22,659        22,659

Notes  Payable  To  Stockholders                      1,683,856     1,655,777
                                                     ----------    ----------

     Total  Current  Liabilities                     $2,031,962    $1,942,143



                        STOCKHOLDERS' AND MEMBERS' EQUITY
                        ---------------------------------

Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
6,199,000  shares  issued  and
outstanding  at  March  31,  2002
and  December  31,  2001                             $    6,199    $    6,199

Membership  Capital                                     206,000       206,000
Additional  Paid  In  Capital                         3,748,807     3,748,807

Accumulated  Other
Comprehensive  (Loss)                                  (329,255)     (343,187)
Accumulated  (Deficit)                               (4,635,132)   (4,458,374)
                                                     ----------    ----------
     Total  Stockholders'  Equity                    (1,003,381)     (840,555)
                                                     ----------    ----------
     Total  Liabilities  and
     Stockholders'  Equity                           $1,028,581    $1,101,588
                                                     ==========    ==========

                  The accompanying notes are an integral part
                     of these interim financial statements.

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              January 1, 2002-  January 1, 2001-
                                               March 31, 2002    March 31, 2001
                                              ----------------  ----------------
Revenues                                         $        0        $      100

Cost  of  Goods  Sold                                                   5,000

Gross  Profit  (Loss)                                                  (4,900)

General  and
Administrative  Expenses                            107,771           819,400
  Funded  R&D                                             0                 0
  Cost  of  Funded  R&D                                   0               750
  Net  R&D  Cost                                          0               750
  Operating  (Loss)                                (107,771)         (825,050)
  Interest  Income                                        6                63

Interest  in  Income  (Loss)
Of  Unconsolidated  Companies                       (68,993)          (25,900)

Foreign  Exchange  Gain  (Loss)                      13,932             1,900

Net  (Loss)                                        (162,826)         (848,987)

Basic  and  Diluted
Loss  Per  Share                                       (.03)             (.17)

Common  Shares  Outstanding                       6,199,000         5,138,078












                  The accompanying notes are an integral part
                     of these interim financial statements.

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                              January 1, 2002-  January 1, 2001-
                                               March 31, 2002    March 31, 2001
                                              ----------------  ----------------

Cash  Flows  From  Operating  Activities
----------------------------------------
Net  (Loss)                                      $  (162,826)      $  (848,987)

Dividends  from  Investee                             11,200

Depreciation  and  Amortization                        4,007             2,049

Increase  (Decrease)  Accrued Interest                61,740            27,095

Increase  (Decrease)  Taxes  Payable                                     2,927

Equity  (Income)  Loss  from  Investee                68,993            25,900

Foreign  Exchange  Loss  (Gain)                      (13,932)           (1,900)

Compensation  for  Common  Stock                                       756,690
                                                 -----------      ------------
Cash Flows from Operating Activities                 (30,818)          (36,226)


Cash  Flows  From  Investing  Activities
----------------------------------------

Employee Advance                                      (8,250)         (22,448)

Tissue  Bonding  Patent                               (2,385)

Investment  in  Gastech                                               (29,886)

Purchase  C02  Equipment                                             (122,768)
                                                 -----------      -----------

Cash  Used  in  Investing Activities                 (10,635)        (175,102)


Cash  Flows  From  Financing  Activities
----------------------------------------

Increase  (Decrease)  Notes  Payable                  28,079          (10,000)

Sell  Stock                                                           220,000
                                                 -----------      ------------

Cash  Flows  from Financing Activities                28,079          210,000

Net  Increase  (Decrease)  Cash                      (13,374)          (1,328)

Cash  Beginning  of  Period                           14,397            1,492

Cash End of Period                                     1,023              164


                  The accompanying notes are an integral part
                     of these interim financial statements.

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2002



                                                              Accumulated
                                         Member-                 Other
                     No. Common   Par     ship    Add'l Paid  Comprehensive  Accumulated
                       Shares    Value   Capital  In Capital     Deficit       Deficit         Total
                     ---------  ------  --------  ----------  ---------      -----------   -----------

Balance
January 1, 2002      6,199,000  $6,199  $206,000  $3,748,807  $(343,187)     $(4,458,374)  $  (840,555)

Net (Loss)                                                                      (176,758)     (176,758)

Comprehensive
(Loss)                                                           13,932                         13,932
                     ---------  ------  --------  ----------  ---------      -----------   -----------

Balance
March 31, 200 2      6,199,000  $6,199  $206,000  $3,748,807  $(329,255)     $(4,635,132)  $(1,003,381)
                     =========  ======  ========  ==========  =========      ===========   ===========






                  The accompanying notes are an integral part
                     of these interim financial statements.

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2001.





                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $162,826 for the three months ended March 31, 2002 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Results  of Operations - First Quarter of 2002 Compared to First Quarter of
     ---------------------------------------------------------------------------
     2001
     ----

     We  had  no  revenues  for  Q1  2002,  compared  to  $100  in  Q1  2001.

     Operating expenses decreased by 87 percent during Q1 2002 as compared with operating expenses during Q1 2001. Operating expenses were $107,771 in Q1 2002 and were $819,400 in Q1 2001. The decrease is attributable to the exchange of preferred stock in Q1 2001 by two officers for common stock with the $756,690 increase in value of the common stock over the preferred stock being regarded as compensation expense.

     We had a net loss from operations of $107,771 for Q1 2002, down considerably from a net loss of $825,050 for Q1 2001.

     We accrued a loss in Q1 2002 of $68,993 from our joint venture in Ukraine with United Engineering Company, as compared with a net loss of $25,900 from this activity in Q1 2001.

     Altogether, we reported a net loss in Q1 2002 of $162,826 or $0.03 a share, compared with a net loss in Q1 2001 of $848,987 or $0.17 a share.

     We were able to remain liquid during this quarter through (1) an increase in notes payable of $28,079, (2) an increase in accrued interest payable of $61,740, (3) a foreign exchange gain of $13,932, and (4) a non-cash entry of $68,993 in an equity loss from an investment.




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
        3         -     Amended  and  Restated  Articles  of  Incorporation  of
                        Consortium  Service  Management  Group,  Inc.*

        3.1       -     Bylaws  of  Consortium  Service Management Group, Inc.*

       10         -     Founders'  Agreement  of United Engineering Company*

       10.1       -     Statutes  (Bylaws)  of United Engineering Company*

       10.2       -     Agreement  of   April  24,  1996   between   Consortium
                        Service  Management Group, Inc.  and  The L Group, Inc.
                        concerning  tissue bonding  technology*  (rescinded  in
                        January  2001)

       10.3       -     Agreement   of   July   9,  1996   between   Consortium
                        Service   Management  Group,  Inc.  and  I nternational
                        Welding concerning tissue bonding  technology*

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

       10.10      -     Operating    Agreement    of    June  14,  2002 between
                        Consortium Service Management Group, Inc.  and Resource
                        Technology Corporation***

       10.11      -     Contract  Agreement  Effective  August 14, 2001 between
                        Consortium  Service  Management  Group/Anaerobic   Farm
                        Waste Co. and Rondeau Anaerobic***

       10.12      -     Contract IAW-USA 002-PR-19.04.2001 between International
                        Association  Welding,  Kiev  and   E.O.  Paton  Electric
                        Welding Institute National Academy  Science  Ukraine and
                        Consortium Service Management Group,  Inc.***

       10.13       -    Contract IAW-USA 003-PR-19.04.2001 between International
                        Association   Welding,  Kiev  and  E.O.  Paton  Electric
                        Welding Institute National Academy  Science  Ukraine and
                        Consortium Service Management Group,  Inc.***

       10.14       -    Contract IAW-USA 004-PR-19.04.2001 between International
                        Association  Welding,   Kiev  and  E.O.  Paton  Electric
                        Welding Institute National Academy S cience Ukraine and Consortium Service Management Group, Inc.***

       10.15       -    Contract IAW-USA 005-PR-19.04.2001 between International
                        Association  Welding,  Kiev   and  E.O.  Paton  Electric
                        Welding  Institute  National  Academy   Science  Ukraine
                        and Consortium Service Management Group,  Inc.***

       10.16       -    Contract IAW-USA 006-PR-19.04.2001 between International
                        Association   Welding,  Kiev  and  E.O.  Paton  Electric
                        Welding  Institute  National  Academy   Science  Ukraine
                        and Consortium Service Management Group,  Inc.***

       10.17       -    Contract IAW-USA 007-PR-19.04.2001 between International
                        Association   Welding,  Kiev  and  E.O.  Paton  Electric
                        Welding  Institute  National   Academy  Science  Ukraine
                        and Consortium Service Management Group,  Inc.***

       10.18       -    Contract    IAW-USA 008-PR     between     International
                        Association  Welding,   Kiev,  Ukraine  and   Consortium
                        Service Management Group, Inc.***

       16          -    Letter dated January 29, 2001 from Jaak (Jack) Olesk  to
                        Consortium   Service   Management   Group,   Inc.    Re:
                        Termination as Auditor**

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

Date:  May 20, 2002                     Consortium Service Management Group,
Inc.


                                        By:/s/  Gordon  W.  Allison
                                           -------------------------------------
                                        Gordon  W.  Allison,  Vice President and
                                          Chief  Financial  Officer