Form 10QSB
period 2002-06-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-08-19
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

As  of  August  8,  2002, there were 6,143,974 shares of the Registrant's Common
Stock,  par  value  $0.001,  outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]     No [X]

                         PART I - FINANCIAL INFORMATION



Item  1.          Financial  Statements

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                     ------

                                                     June  30,    December  31,
                                                       2002           2001
                                                    -----------   -------------
Current  Assets
---------------
Cash                                                $      959      $    14,397



Fixed  Assets
-------------

Furniture  and  Fixtures                                61,409           61,409
Less:  Accumulated  Depreciation                       (47,316)         (43,461)
                                                    -----------     ------------
     Total  Fixed  Assets                           $    14,093     $     17,948



Other  Assets
-------------
Investment  -  United                                  264,842          371,336
Engineering  Co.

Investment  -  C02  Equipment                          603,250          607,250

Tissue  Bonding  Patent                                 31,364           28,979
Less:  Accumulated  Amortization                        (1,087)            (966)

Employee  Advance                                        8,995
                                                    ----------      -----------
     Total  Other  Assets                           $  907,364      $ 1,006,599
                                                    ----------      -----------

     Total  Assets                                  $  922,416      $ 1,038,944
                                                    ==========      ===========


                  The accompanying notes are an integral part
                     of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                  LIABILITIES
                                  -----------

                                                     June  30,    December  31,
                                                       2002           2001
                                                    -----------   -------------
Current  Liabilities
Accounts  Payable                                   $    84,169     $    84,169

Interest  Payable                                       272,148         179,538

Payroll  Taxes  Payable                                  22,659          22,659

Notes  Payable  To  Stockholders                      1,699,181       1,655,777
                                                    ----------      -----------

     Total  Current  Liabilities                    $ 2,078,157     $ 1,942,143

Minority  Interest  In
Consolidated  Subsidiary                                206,000         206,000


                        STOCKHOLDERS' AND MEMBERS' EQUITY
                        ---------------------------------

Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
6,199,000  shares  issued  and
outstanding  at  June  30,  2002
and  December  31,  2001                            $     6,199     $     6,199

Additional  Paid  In  Capital                         3,748,807       3,748,807

Accumulated  Other
Comprehensive  (Loss)                                  (332,555)       (343,187)
Accumulated  (Deficit)                               (4,784,192)     (4,521,018)
                                                    ----------      -----------

Total  Stockholders'  Equity                         (1,361,741)     (1,109,199)
                                                    ----------      -----------

     Total  Liabilities  and
     Stockholders'  Equity                          $   922,416     $ 1,038,944
                                                    ===========     ===========

                  The accompanying notes are an integral part
                     of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                          Apr. 1, 2002-  Apr. 1, 2001-  Jan. 1, 2002-  Jan. 1, 2001-
                          June 30, 2002  June 30, 2001  June 30,2002   June 30, 2001
                          -------------  -------------  -------------  -------------
Revenues                   $              $              $              $       100

Cost of Goods Sold                                                            5,000

Gross Profit (Loss)                                                          (4,900)
                           ----------     ----------     ----------     -----------
General and Administrative
  Expenses                    51,441        173,867        157,254        1,210,755
  Funded  R&D
  Cost of Funded R&D                         19,304                          20,054
  Net R&D Cost                               19,304                          20,054
                           ---------     ----------     ----------      -----------

Operating  (Loss)            (51,441)      (193,171)      (157,254)      (1,235,709)

Interest  Income                                                 6

Interest in Income (Loss)
  Of Unconsolidated                              28                              91
  Companies                  (36,933)        (9,313)       (105,926)        (17,948)

Net  (Loss)                $ (88,374)     $(202,456)     $ (263,174)    $(1,253,566)

Basic  and  Diluted
  (Loss)  Per  Share            (.01)          (.04)           (.04)           (.24)

Common Shares
  Outstanding              6,199,000 Shs  5,138,370 Shs   6,199,000 Shs   5,138,370 Shs

                  The accompanying notes are an integral part
                     of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                          Apr. 1, 2002-  Apr. 1, 2001-  Jan. 1, 2002-  Jan. 1, 2001-
                          June 30, 2002  June 30, 2001  June 30,2002   June 30, 2001
                          -------------  -------------  -------------  -------------
Cash  Flows  From
Operating  Activities
---------------------
Net  (Loss)                $   (91,674)   $   (200,819)  $  (252,542)   $(1,251,296)
Dividends from Investees                         8,155        11,200          8,155
Depreciation and
  Amortization                   1,927           4,005         3,976          8,012
Increase (Decrease)
  Accounts  Payable
Increase (Decrease)
  Accrued  Interest             30,870          27,095        92,610         54,190
Increase (Decrease)
  Taxes  Payable                                 2,927                        5,854
Equity (Income) Loss
  from  Investees               36,933           9,313       105,926         17,948
Foreign Exchange Loss
  (Gain)                         3,300          (1,637)      (10,632)        (2,270)
Compensation for Common
  Stock                                                                     756,690
                           -----------    ------------   -----------   ------------
Cash Flows from Operating
  Activities               $   (18,644)   $   (150,961)  $   (49,462)  $  (402,717)

Cash  Flows  From
Investing  Activities
---------------------
Purchase  Equipment*             4,000                         1,615
Purchase  Securities                                                      (612,411)
Employee  Advance                 (745)        (23,986)       (8,995)      (46,434)
Investment in Subsidiary                                                      (320)
                           -----------    ------------   -----------   ------------
Cash Flows From
  Investing  Activities    $     3,255    $    (23,986)  $    (7,380)  $   (659,165)

Cash  Flows  From
Financing  Activities
---------------------
Increase  (Decrease)
  Notes  Payable                15,325         115,000        43,404        105,000
Sell  Stock                                                                 220,000
Increase (Decrease)
  Accounts  Payable**                         (151,881)                     360,726
Increase Paid In Capital                       178,528                      178,528
Increase Minority
  Interest  In
  Consolidated Subsidiary                       63,000                      226,000
                           -----------    ------------   -----------   ------------
Cash Flows From
  Financing  Activities    $    15,325    $    204,647   $    43,404   $  1,090,254

Net Increase (Decrease)
  Cash                             (64)         29,700       (13,438)        28,372
Cash Beginning of
  Period                         1,023             164        14,397          1,492
Cash End of Period         $       959    $     29,864   $       959   $     29,864

  *   CO2 Equipment  overpayment  of  $4,000  refunded  in  second quarter 2002.
  **  Accounts  Payable  are   shown  as  part  of  financing  in  2001  because
      they  relate  to  purchasing  carbon  dioxide  equipment.

                  The accompanying notes are an integral part
                     of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002

                                                         Accumulated
                                                             Other
                      No. Common    Par     Add'l  Paid  Comprehensive  Accumulated
                        Shares     Value    In Capital       Deficit      Deficit        Total
                      ----------  ------    -----------  -------------  ------------  ------------
Balance
January 1, 2002       6,199,000   $6,199     $3,748,807    $(343,187)   $(4,521,018)  $(1,109,199)

Other Comprehensive
Income (Loss)
Foreign Exchange Gain                                         10,632                       10,632

Net  (Loss)                                                                (263,174)     (263,174)
                      ---------   ------     ----------    ----------   -----------   -----------

Balance
June 30, 2002         6,199,000   $6,199     $3,748,807     $(332,555)  $(4,784,192)   $(1,361,741)
                      =========   ======     ==========     =========   ===========    ===========


                  The accompanying notes are an integral part
                     of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS



                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2001.





                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $263,174 for the six months ended June 30, 2002 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Results  of  Operations - Second Quarter of 2002 Compared to Second Quarter
     ---------------------------------------------------------------------------
     of  2001
     --------

     We  had  no  revenues  either  for  Q2  2002  or  Q2  2001.

     Operating expenses decreased by $122,426 to $51,441 during Q2 2002 compared to $173,867 in Q2 2001. This decrease is attributed to expenses incurred in 2001 in the organization of CSMG Gastech LLC, our 89.7-percent-owned subsidiary that will operate some of our CO2 separator projects.

     We had a loss from operations of $51,441 for Q2 2002 compared to a net loss of $193,171 for Q2 2001. We had accrued losses in Q2 2001 of $36,933 attributable to the operations of our Ukraine joint venture in United Engineering Company, as compared to an accrued loss in Q2 2001 of $9,313 from the joint venture.

     Our net loss for Q2 2002 was $88,374, or $0.01 a share, as compared with a net loss in Q2 2001 of $202,456, or $0.04 a share.

     Results  of  Operations - First Half of 2002 Compared to First Half of 2001
     ---------------------------------------------------------------------------

     We had revenues of only $100 for the first half of FY 2001 and no revenues in the first half of FY 2002. The 2001 revenues came from interest income.

     Operating expenses of $157,254 in the first half of 2002 were only 13 percent of those of the first half of 2001 - $1,210,755. The decrease is attributable to the exchange in 2001 of preferred stock by two officers of the company for common stock with the increase in value of the common stock over the preferred stock being regarded as compensation expense.

     We had an operating loss of $157,254 in the first half of 2002 as compared with an operating loss in the first half of 2001 of $1,235,709 - an 87 percent decrease.

     We recorded accrued losses of $105,926 in the first half of 2002 from our Ukraine joint venture operations in United Engineering Company, but an accrued loss of only $17,948 in the first half of 2001. The loss is attributable to the higher cost of products sold and higher administrative expenses for the first half of 2002.

     Taking into account our joint venture operations in Ukraine, we had a net loss of $263,174, or $0.04 a share in the first half of 2002 compared with a net loss of $1,253,566, or $0.24 a share, in the first half of 2001. Nevertheless, we feel that we are on the right course for the company, that our CO2 separator project, our anaerobic animal waste project and our human tissue bonding project all hold considerable promise for our company in 2002.

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

Date:  August  16,  2002               Consortium Service Management Group, Inc.


                                       By:/s/  Gordon  W.  Allison
                                          --------------------------------------
                                          Gordon W. Allison,  Executive  Vice
                                            President  and  Chief  Financial
                                            Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Consortium Service Management Group, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Donald S. Robbins, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August  16,  2002            /s/  Donald  S.  Robbins
                                     -------------------------------------------
                                     Donald  S.  Robbins
                                     Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Consortium Service Management Group, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Gordon W. Allison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August  16,  2002               /s/  Gordon  W.  Alliso
                                        ----------------------------------------
                                        Gordon  W.  Allison
                                        Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.