Form 10KSB/A
period 2001-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-10-22
CIK 1015002

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

                                October 9, 2002





Steven  C.  Duvall,  Assistant  Director
Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.,  Mail  Stop  0404
Washington,  DC   20549-0404

ATTENTION  SUSANN  R.  REILLY,  SENIOR  ATTORNEY

            Re: Consortium Service Management Group, Inc. Amendment No. 3 to Form 10-SB
                    Amendment  No.  1  to  Form  10-KSB  12-31-00
                    Amendment  No.  1  to  Form  10-KSB  12-31-01
                    Amendment  No.  1  to  Form  10-QSB  03-31-02
                    Amendment No. 1 to Form 10-QSB 06-30-02 Commission File No. 0-27359

                    Your  comment  letter  of  04-05-02

Dear  Mr.  Duvall:

     In response to your comment letter of April 5, 2002, and with regard to the two filings referenced therein, please be advised as follows:

Amendment  No. 3 to Form 10-SB and Amendment No. 1 to Form 10-KSB for the Period
--------------------------------------------------------------------------------
Ended  12-31-00  and  filed  03-25-02
-------------------------------------

     It is our understanding that you require amendments to these forms only if the accounting comments require amendments to these two forms, but that the

Steven C. Duvall                        2                        October 9, 2002



comments would nevertheless apply to any subsequent forms the registrant would file should there be no accounting comments. There were no further accounting comments received with regard to these two forms. Anne McConnell, the staff accountant, has decided to accept the accounting in these two forms - probably because of the staleness of the accounting. She and CSMG's auditor, Gary Skibicki, have laboriously gone over the accounting issues raised by the Ukraine subsidiary of CSMG. I believe the financial statements now filed in the FY 2001 Form 10-KSB amendment and in the amended 10-QSBs for the first two quarters of FY 2002 have been informally accepted by her through communications between her and the auditor.

     The textual comments in your comment letter of 04-05-02 are addressed in Amendment No. 1 to Form 10-KSB for FY 12-31-01 as follows:

Competition  -  Anaerobic  Farm  Waste  Disposal  Plants,  page  10
-------------------------------------------------------------------

1. Amendment No. 1 to Form 10-KSB for the Period Ended 12-31-01 is being filed with the following revisions:

       a. The second sentence under "Competition - Anaerobic farm waste disposal plants" has been revised to state, "Based upon our experience in the industry, it is our belief that none of these systems processes the manure and water to the extent of the Ukraine-made plant." The third sentence concerning costs has been eliminated.

       b. The first sentence under "Competition - CO2 Separator" has been revised to state, "Numerous companies make CO2 separators in the U.S. but, based upon our experience in the industry, we believe none will be able to compete with the quality of our separators or with our price." The last sentence concerning production of methane has been eliminated.


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


We did report $130,825 in FY 2001 and $23,509 in FY 2000 as our 33 percent interest in the income of an unconsolidated subsidiary, United Engineering

Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This income represents our share of the profits from the missile site conversion activities of United Engineering Company.


     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------


     Our selling, general and administrative expenses were $1,683,101 in FY 2001 compared with $965,986 during FY 2000. The major items of these expenses were -

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

     Net  Loss
     ---------

     In fiscal year 2001 we had a net loss of $1,594,391, or $0.32 a share, compared with a net loss of $1,006,246 in FY 2000, or $0.30 a share. There was a significant increase in our operations in 2001 in our three projects - our tissue bonding project, our anaerobic farm waste project and our CO2 separator project.

          Tissue Bonding Project. The Paton Institute in Ukraine received approval from the Ukraine Ministry of Health for doctors to use the tissue bonding technology during surgeries in hospitals in Ukraine. Paton manufactures the prototype equipment used in the procedure. Surgeons in Ukraine commenced using this technology during regular surgical procedures. To date we have successfully completed more than 310 human surgeries using the technology and formed an International Advisory Council for the project.

          We have interested a Baltimore, Maryland financial services company in assisting us in financing the Live Tissue Bonding Project, both in its applications in Ukraine and in the U.S. A representative traveled to Ukraine, met with the Paton Institute, and returned to the U.S. interested in moving forward with us.

          Anaerobic Farm Waste Project. We have met several times with representatives of Ridgetown College, a Canadian agriculture college, with regard to its providing the funds for the installation on its campus of one of our Ukraine anaerobic farm waste plants. We have brought to the U.S. our Ukraine engineers from Frunze and UEC to meet with representatives of the college with regard to Canadian water quality requirements. It appears that the water quality requirements will be met to the satisfaction of Canadian authorities. Our next step is to negotiate an agreement with Ridgetown College for the installation of a plant.

          CO2 Separator Project. Our CO2 separator plant arrived in Houston at the end of November and is in a warehouse on the docks at Houston, Texas awaiting shipment to the Chastang Landfill near Mobile, Alabama for installation there.

     Liquidity  and  Outlook
     -----------------------

     We have never operated at a profit. We were able to stay in operation during 2001 only from the proceeds of $495,528 from the sale of common stock, from the proceeds of $206,000 in membership interests in CSMG Gastech LLC, an increase in Notes Payable of $621,541 and the issuance of common stock in exchange for preferred stock valued at $755,555, which preferred stock represented several years of unpaid salaries to officers. We were able to stay in operation during 2000 only from the proceeds realized from loans of $512,500 made to us by our shareholders, from the sale of $211,215 of capital stock and from the issuance of $67,661 worth of stock in lieu of compensation for services and $257,903 worth of stock issued in lieu of cash payments on interest owed on notes payable to stockholders.


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

As more fully discussed in Note 7 the Company's 2000 and 2001 financial statements have been restated.


                                         /s/  Gary  Skibicki

Oklahoma  City,  Oklahoma                Gary  Skibicki
September  18,  2002                     Certified  Public  Accountant

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  December 31
                                    Restated


                      ---------------ASSETS---------------

CURRENT  ASSETS                                         2001          2000
---------------                                      -----------   -----------
Cash                                                 $    14,397   $     1,492
Dividends  Receivable                                          -         8,155
                                                     -----------   -----------
    Total  Current  Assets                           $    14,397   $     9,647


FIXED  ASSETS
-------------
  Furniture  And  Equipment                               61,409        74,909
    Less:  Accum.  Depr.                                 (43,461)      (35,751)
                                                     -----------   -----------
    Total  Fixed  Assets                             $    17,948   $    39,158


OTHER  ASSETS


Investment  -
  United  Engineering  Co.,  Inc.                        371,336       236,741
Investment  -
  Anaerobic  Farm  Waste,  Inc.                                -           880
Investment  -  C02  Equipment                            607,250        27,889
Employee  Advances                                             -         1,752
Tissue  Bonding  Patent                                   28,979         8,667
  Less:  Accumulated  Amortization                          (966)         (482)
                                                     -----------   -----------

    Total  Other  Assets                             $ 1,006,599   $   275,447
                                                     -----------   -----------

    Total  Assets                                    $ 1,038,944   $   324,252
                                                     ===========   ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  December 31
                                    Restated

                    ---------------LIABILITIES---------------

CURRENT LIABILITIES                                     2001          2000
-------------------                                  -----------   -----------
Accounts  Payable                                    $    84,169   $    43,661
Interest  Payable                                        179,538        83,332
Payroll  Taxes  Payable                                   22,659        23,896
Notes  Payable  to  Stockholders                       1,655,777       990,264
                                                     -----------   -----------

    Total  Current  Liabilities                      $ 1,942,143   $ 1,141,153

Minority  Interest  In
Consolidated  Subsidiary                             $   206,000

STOCKHOLDERS  EQUITY
--------------------

Preferred  Stock,  $.001  Par                                  -   $        76
Value,  10,000,000  Shares
Authorized;  75,669  Shares
Issued  and  Outstanding
at  December  31,  2000

Common  Stock  $.001  Par  Value,                          6,199         3,927
40,000,000  Shares  Authorized;
3,927,374  Shares  Issued  and
6,199,000  Shares  Issued  And
Outstanding  at  December  31,  2001

Additional  Paid  in  Capital                          3,748,807     2,452,680

Accumulated  Other
Comprehensive  (Loss)                                   (343,187)     (346,957)

Accumulated  (Deficit)                                (4,521,018)   (2,926,627)
                                                     -----------   -----------

    Total  Stockholders  Equity                       (1,109,199)     (816,901)
                                                     -----------   -----------


    Total  Liabilities  and
    Stockholders  Equity                             $ 1,038,944   $   324,252
                                                     ===========   ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEAR ENDED DECEMBER 31
                                    Restated

                                                      2001           2000
                                                  -----------    -----------
Revenues                                          $        100   $    33,636

General  and  Administrative  Expenses               1,683,101       965,986
  Funded  R  &  D                                            0             0
  Cost  of  Funded  R  &  D                             43,129       100,881
  Net  R  &  D  Cost                                    43,129       100,881
                                                   -----------   -----------

Operating  (Loss)                                   (1,726,130)   (1,033,231)

(Loss)  on  Investments                                      -       (30,000)

Interest  Income                                           914         2,476

Interest  in  Income  of
Unconsolidated  Companies                              130,825        23,509
                                                   -----------   -----------

(Loss)  from  Continuing  Operations                (1,594,391)   (1,037,246)

Income  Taxes                                                -             -

(Loss)  Before  Extraordinary  Item
Cancellation  of  Liability  Income                          -        31,000

Net  (Loss)                                       $ (1,594,391)  $(1,006,246)

Net  (Loss)  Per  Share  Common  Stock
Before  Extraordinary Gain                                (.32)         (.30)

Net  (Loss)  Per  Share  Common
Stock  After  Extraordinary Gain                             -          (.29)

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


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   CONSORTIUM SERVICES MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Restated

CASH  FLOWS  FROM  OPERATING  ACTIVITIES                   2001           2000
----------------------------------------               -----------     ----------
Net  Loss                                              (1,594,391)     (1,006,246)
Bad  Debt  Expense                                              -             600
Equity  Income  From  Investees                          (130,825)        (23,509)
Depreciation                                                7,710           7,710
Amortization                                                  484             482
Dividends  From  Investee                                       -          11,906
Decrease  (Increase)  In  Dividends  Receivable             8,155          (8,155)
Interest  Expense  For  Common  Stock                      91,212         257,093
Compensation  for  Common  Stock                          755,555          67,661
Increase  (Decrease)  In  Accounts  Payable                40,508         (14,139)
(Decrease)  Increase  In  Federal  Payroll
  Taxes  Payable                                           (1,237)          3,269
Increase  In  Interest  Payable                            96,206          65,269
Cancellation  Of  Indebtedness  Income                          -         (31,000)
Decrease  Bank  Overdraft                                                      (8)
                                                       ----------      ----------
Net  Cash  Used  In  Operating  Activities               (726,623)       (669,067)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
----------------------------------------

Consolidated  Anaerobic  Farm                                 880               -
Investment  In  C02  Equipment                           (579,361)        (27,889)
(Sell)  Purchase  Equipment,  Furniture                    13,500         (16,391)
(Decrease)  Increase  Employee  Advances                    1,752            (119)
Acquire  Tissue  Bonding  Patent                          (20,312)         (8,667)
                                                       ----------      ----------
Cash  Used  From  Investing  Activities                  (583,541)        (53,066)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
----------------------------------------

Increase  In  Membership  Capital                         206,000               -
Increase  In  Stock  Issue                                495,528         211,125
Increase  Notes  Payable                                  621,541         512,500
                                                       ----------      ----------
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



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

            ONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      JANUARY 1, 2000 TO DECEMBER 31, 2001
                                    Restated

                                                                           ACCUMULATED
                             NO.                               ADDITIONAL    OTHER
                          PREFERRED   PAR   NO. COMMON   PAR    PAID IN   COMPREHENSIVE   ACCUMULATED
     DESCRIPTION           SHARES    VALUE  SHARES (ea) VALUE    CAPITAL   INCOME (LOSS)    DEFICIT      TOTAL
     -----------          ---------  -----  ----------- -----  ---------- -------------- ------------  ----------
Balance January 1, 2000     75,669    $76   3,043,050  $3,043  $1,910,187   $(337,156)  $(1,920,381)   $(344,231)
Common Shares Exchanged
  for Notes During 2000                        12,000      12       7,488                                  7,500
Common Shares Issued for
  Interest During 2000                        423,350     423     256,670                                257,093
Common Shares Issued for
  Services During 2000                        111,174     111      67,548                                 67,659
Common Shares Sold During
  2000                                        337,800     338     210,787                                211,125
Net (Loss) Year Ended 2000                                                               (1,006,246)  (1,006,246)
Other  Comprehensive  (Loss)
Foreign Exchange (Loss)                                                        (9,801)                    (9,801)
                            ------    ---   ---------  ------  ----------   ---------   -----------   ----------
Balance December 31, 2000   75,669    $76   3,927,374  $3,927  $2,452,680   $(346,957)  $(2,926,627)   $(816,901)

Common Shares Exchanged
  for Preferred Stock      (75,669)   $76      76,669    $76
Common Shares Issued
  for Services                              1,135,500  1,135      755,555                                756,690
Exchange $45,000 in
  Notes for Common Stock                       72,193     73       45,427                                 45,500
Exchange $500 of Interest
  for Common Stock                                960      1          499                                    500
Common Shares Sold 2001                       986,804    987      494,646                                495,633
Net (Loss) Year Ended 2001                                                               (1,594,391)  (1,594,391)
Other Comprehensive
  Income  (Loss)
Foreign Exchange Gain                                                           3,770                      3,770
                            ------    ---   ---------  ------  ----------   ---------   -----------   ----------

Balance December 31, 2001                   6,199,000 $6,199   $3,748,807   $(343,187)  $(4,521,018) $(1,109,199)

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


Investments  in  Unconsolidated  Companies

Income is recognized as earned by the foreign investee, United Engineering Company. Specifically investments in entities where the ownership percentage is between 20% and equal to or less than 50% earnings are recognized under the equity method of accounting. In 2000 the Company's ownership percentage in United Engineering Company decreased from 50% to 33 1/3% resulting in an investment differential of $78,307 between the investment account and the net assets of UEC. The accounting policy is to fully equalize differentials due to changes in ownership percentage and accordingly $78,307 was written off for the year ended December 31, 2000.

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


Loss  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding. The Company had net losses of $1,006,246 in 2000 and $1,594,391 in 2001 and accordingly basic and diluted earnings per share are the same because any dilutive or potentially dilutive securities would be antidilutive. In 2000 the Company reported an extraordinary gain of $31,000 and as presented on the Statement of Operations the net loss per share when considering this gain decreases from 30 cents per share to 29 cents per share. The extraordinary gain of $31,000 is due to a liability not required to be repaid.


Issuance  of  Shares  for  Services

Valuation of shares for services is based on the fair market value of services. During 2000 the Company issued 111174 shares of common stock in exchange for management, marketing and research services. The cost of the services has been charged to operations and additional paid in capital has been increased by $67,548, representing the excess of the cost of the services over the par value of the common stock issued. In 2000, the Company also issued 423,350 shares of common stock for interest on notes payable to shareholders with the cost charged to operations and additional paid in capital increased by excess of the interest expense over the par value of the common stock issued, $256,670. In 2001 the Company exchanged 1,210,704 shares of common stock for $756,690 in compensation expense charged to operations and additional paid in capital increased by the excess of compensation expense over the par value of the common stock issued, $755,555.


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


                                     NOTE 2
                BASIS OF PRESENTATION AND CONSIDERATIONS RELATED
                     TO CONTINUED EXISTENCE (GOING CONCERN)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,006,246 for the year ended December 31, 2000 and $1,594,391 for the year ended December 31, 2001 and these factors combined with prior year net losses, raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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


                                     NOTE 4
                    INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of United Engineering Company ("UEC"), a Ukraine - U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC's equity was owned by eight Ukraine organizations representing fourteen Ukraine organizations, three of which represent the State Property Fund of Ukraine. All UEC decisions require a 75% shareholder vote. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor, and holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. During the year ending December 31, 2000 approximately 9 employees of United Engineering Company were given the opportunity to purchase stock to complete its authorized capital by paying 26,100 gryvna (approximately 4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of registered shares, 20,000, authorized by United Engineering Company with CSMG owning 6,666 shares or 1/3% ownership. For the year ended December 31, 2000 United Engineering Company had revenues of $2,414,000 for a net income of $275,107. For the year ended December 31, 2001 United Engineering Company had revenues of $2,153,000 with a net income of $392,481. At December 31, 2000 UEC had $781,000 in assets and $71,000 in liabilities representing a total net worth in U.S. dollars of $710,300. At December 31, 2001 UEC had $1,382,000 in assets and $268,000 in liabilities  for  a  net  worth  of  $1,114,000  in  U.S.  Dollars.

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

On December 31, 2001 notes payable to shareholders totaled $1,655,777 with interest expense of $221,629 broken down as follows:

          a.  Cash  paid  to  noteholders                  $  20,249
          b.  Common  stock  issued  for  interest            93,000
          c.  Accrued  interest  through  12/31/01           108,380
                                                           ---------
                                                           $ 221,629


                                     NOTE 7
                          RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements, management became aware that fully deducting the differential in the United Engineering Investment Account in year 2000 would more fairly state assets and operating results than amortizing the amount, $78,307, over 10 years. In 2000 the Company's ownership percentage decreased from 50% to 33% resulting in the above difference between the net book value of UECs assets and the investment account on CSMG's balance sheet. These revised financial statements reduce the UEC investment account presented on the balance sheet by $70,476, (9/10 X 78,307 = $70,476) for the year ended December 31, 2000. For the following nine years beginning in 2001 the differential was to be amortized which due to the immediate full deduction in 2000 is not necessary and accordingly the 2001 financial statements reduce amortization expense by $7,831 with no material effect on earnings per share (.00.) In 2000 the revised net loss increased by $70,476 and net loss per share increased by .02.

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

                                    CONSORTIUM  SERVICE  MANAGEMENT GROUP,  INC.


                                    By/s/Donald  S.  Robbins
Date:  October 7,  2002               ------------------------------------------
                                      Donald S. Robbins, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/Donald  S.  Robbins
Date:  October 7,  2002             --------------------------------------------
                                    Donald  S.  Robbins,  President,  Chief
                                         Executive  Officer  and  Director


                                    /s/Esmeralda  G.  Robbins
Date:  October 7,  2002             --------------------------------------------
                                    Esmeralda  G.  Robbins,  Chairman  of  the
                                         Board  and  Director


                                    /s/Gordon  W.  Allison
Date:  October 7,  2002             --------------------------------------------
                                    Gordon W. Allison,  Chief Financial Officer
                                         and  Director


                                    /s/James  Workman
Date:  October 7,  2002             --------------------------------------------
                                    James  Workman,  Director

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Consortium Service Management Group, Inc., (the "Company") on Amendment No. 1 to Form 10-KSB for the year ended December 31, 2001 (the "Report"), I, Donald S. Robbins, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 /s/  Donald  S.  Robbins
Dated:  October  7,  2002        -----------------------------------------
                                 Donald  S.  Robbins
                                 President  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Consortium Service Management Group, Inc., (the "Company") on Amendment No. 1 to Form 10-KSB for the year ended December 31, 2001 (the "Report"), I, Gordon W. Allison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      /s/  Gordon  W.  Allison
Dated:  October  7,  2002             ------------------------------------------
                                      Gordon  W.  Allison
                                      Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.