Form 10QSB/A
period 2002-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-10-22
CIK 1015002

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

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION



Item  1.          Financial  Statements

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                    RESTATED



                                     ASSETS
                                     ------

                                                     March  31,   December  31,
                                                        2002          2001
                                                     ----------   -------------
Current  Assets
---------------
Cash                                                 $    1,023    $   14,397



Fixed  Assets
-------------

Furniture  and  Fixtures                                 61,409        61,409
Less:  Accumulated  Depreciation                        (45,389)      (43,461)
                                                     ----------    ----------

     Total  Fixed  Assets                            $   16,020    $   17,948


Other  Assets
-------------

Investment  -  United                                   305,075       371,336
Engineering  Co.

Investment  -  C02  Equipment                           607,250       607,250

Tissue  Bonding  Patent                                  31,364        28,979
Less:  Accumulated  Amortization                         (1,087)         (966)

Employee  Advance                                         8,250
                                                     ----------    ----------

     Total  Other  Assets                            $  950,852    $1,006,599
                                                     ----------    ----------

     Total  Assets                                   $  965,937    $1,038,944
                                                     ==========    ==========

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)
                                    RESTATED


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


                        STOCKHOLDERS' AND MEMBERS' EQUITY
                        ---------------------------------

Common  Stock  $.001  par  value,
40,000,000  shares  authorized;
6,199,000  shares  issued  and
outstanding  at  March  31,  2002
and  December  31,  2001                             $    6,199    $    6,199

Additional  Paid  In  Capital                         3,748,807     3,748,807

Accumulated  Other
Comprehensive  (Loss)                                  (329,255)     (343,187)
Accumulated  (Deficit)                               (4,697,776)   (4,521,018)
                                                     ----------    ----------
     Total  Stockholders'  Equity                    (1,272,025)   (1,109,199)
                                                     ----------    ----------
     Total  Liabilities  and
     Stockholders'  Equity                           $  965,937    $1,038,944
                                                     ==========    ==========

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    RESTATED

                                              January 1, 2002-  January 1, 2001-
                                               March 31, 2002    March 31, 2001
                                              ----------------  ----------------
Revenues                                         $        0        $      100

Cost  of  Goods  Sold                                                   5,000

Gross  Profit  (Loss)                                                  (4,900)

General  and
Administrative  Expenses                            107,771         1,036,888
  Funded  R&D                                             0                 0
  Cost  of  Funded  R&D                                   0               750
  Net  R&D  Cost                                          0               750
  Operating  (Loss)                                (107,771)       (1,042,538)
  Interest  Income                                        6                63

Interest  in  Income  (Loss)
Of  Unconsolidated  Companies                       (68,993)           (8,635)

Net  (Loss)                                        (176,758)       (1,051,110)

Basic  and  Diluted
Loss  Per  Share                                       (.03)             (.20)

Common  Shares  Outstanding                       6,199,000         5,138,078

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                              January 1, 2002-  January 1, 2001-
                                               March 31, 2002    March 31, 2001
                                              ----------------  ----------------

Cash  Flows  From  Operating  Activities
----------------------------------------
Net  (Loss)                                      $  (176,758)      $(1,051,110)

Dividends  from  Investee                             11,200

Depreciation  and  Amortization                        4,007             4,007

Increase  (Decrease)  Accrued Interest                61,740            27,095

Increase  (Decrease)  Taxes  Payable                                     2,927

Equity  (Income)  Loss  from  Investee                68,993             8,635

Compensation  for  Common  Stock                                       756,690
                                                 -----------      ------------
Cash Flows from Operating Activities                 (30,818)          251,756


Cash  Flows  From  Investing  Activities
----------------------------------------

Employee Advance                                      (8,250)         (22,448)

Tissue  Bonding  Patent                               (2,385)

Investment  in  Subsidiary                                            (29,886)

Purchase  C02  Equipment                                              (99,804)
                                                 -----------      -----------

Cash  Used  in  Investing Activities                 (10,635)        (122,572)


Cash  Flows  From  Financing  Activities
----------------------------------------

Increase  (Decrease)  Notes  Payable                  28,079          (10,000)

Sell Membership Interest in LLC                                       163,000

Sell  Stock                                                           220,000
                                                 -----------      ------------

Cash  Flows  from Financing Activities                28,079          373,000

Net  Increase  (Decrease)  Cash                      (13,374)          (1,328)

Cash  Beginning  of  Period                           14,397            1,492

Cash End of Period                                     1,023              164

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





                                     NOTE 2
                                  GOING CONCERN


The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $176,758 for the three months ended March 31, 2002 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.


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


     Operating expenses decreased by $929,117 or 90 percent during Q1 2002 as compared with operating expenses during Q1 2001. Operating expenses were $107,771 in Q1 2002 and were $1,036,888 in Q1 2001. The decrease is attributable primarily to the exchange of preferred stock in Q1 2001 by two officers for common stock with the $756,690 increase in value of the common stock over the preferred stock being regarded as compensation expense.

     We had a net loss from operations of $107,771 for Q1 2002, down considerably from a net loss of $1,042,538 for Q1 2001.

     We accrued a loss in Q1 2002 of $68,993 from our joint venture in Ukraine with United Engineering Company, as compared with a net loss of $8,635 from this activity in Q1 2001.

     Altogether, we reported a net loss in Q1 2002 of $176,758, or $0.03 a share, compared with a net loss in Q1 2001 of $1,051,110 or $0.20 a share.

     We were able to remain liquid during this quarter through (1) an increase in notes payable of $28,079, (2) an increase in accrued interest payable of $61,740, and (3) a non-cash entry of $68,993 in an equity loss from an investment.

     Status  of  Projects

          Tissue  Bonding  Project.   Our technology was successfully used in an
operation on a human being in Ukraine in which incised intestines were reconnected. We continued to improve the prototype equipment.

          Anaerobic Farm Waste Project. We are still negotiating with representatives of Ridgetown College with regard to installing one of our plants on its campus. The subject of the negotiations is the possible installation of the Ukraine equipment by United Engineering Company with a 10-year lease or a sale. The Provincial Government would pay half of the cost, and the college would pay the other half provided it can obtain the funds for such.

          CO2 Separator Project. We arranged a loan of $203,800 from Banco PanAmericano of Chicago, Illinois to provide funds needed for the transportation and installation of our CO2 Separator plant. The equipment is being transported from Houston, Texas to the landfill site at Chastang, Alabama, near Mobile, where the installation will begin. The note bears interest at 12 percent a year, is payable at the rate of $5,000 a month beginning June 1, 2002 for principal reduction plus accrued interest. The balance is due June 1, 2004.

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


Date:  October 7, 2002                  Consortium Service Management Group,Inc.


                                        By:/s/  Gordon  W.  Allison
                                           -------------------------------------
                                        Gordon  W.  Allison,  Vice President and
                                          Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Consortium Service Management Group, Inc., (the "Company") on Amendment No. 1 to Form 10-QSB for the period ended March 31, 2002 (the "Report"), I, Donald S. Robbins, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/  Donald  S.  Robbins
Dated:  October  7,  2002
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

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Consortium Service Management Group, Inc., (the "Company") on Amendment No. 1 to Form 10-QSB for the period ended March 31, 2002 (the "Report"), I, Gordon W. Allison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/  Gordon  W.  Allison
Dated:  October  7,  2002
                                          Gordon  W.  Allison
                                          Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.