Form 10QSB/A
period 2002-06-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-10-22
CIK 1015002

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

                          AMENDMENT NO 1 TO FORM 10-QSB

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

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                          Apr. 1, 2002-  Apr. 1, 2001-  Jan. 1, 2002-  Jan. 1, 2001-
                          June 30, 2002  June 30, 2001  June 30,2002   June 30, 2001
                          -------------  -------------  -------------  -------------
Revenues                   $              $              $              $       100

Cost of Goods Sold                                                            5,000

Gross Profit (Loss)                                                          (4,900)
                           ----------     ----------     ----------     -----------

General and Administrative
  Expenses                    49,483        173,867        157,254        1,210,755
  Funded  R&D
  Cost of Funded R&D                         19,304                          20,054
  Net R&D Cost                               19,304                          20,054
                           ---------     ----------     ----------      -----------

Operating  (Loss)            (49,483)      (193,171)      (157,254)      (1,235,709)

Interest  Income                                                 6

Interest in Income (Loss)
  Of Unconsolidated                              28                              91
  Companies                  (36,933)        (9,313)       (105,926)        (17,948)

Net  (Loss)                $ (86,416)     $(202,456)     $ (263,174)    $(1,253,566)

Basic  and  Diluted
  (Loss)  Per  Share            (.01)          (.04)           (.04)           (.24)

Common Shares
  Outstanding              6,199,000 Shs  5,138,370 Shs   6,199,000 Shs   5,138,370 Shs

                  The accompanying notes are an integral part
                     of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                          Apr. 1, 2002-  Apr. 1, 2001-  Jan. 1, 2002-  Jan. 1, 2001-
                          June 30, 2002  June 30, 2001  June 30,2002   June 30, 2001
                          -------------  -------------  -------------  -------------
Cash  Flows  From
Operating  Activities
---------------------

Net  (Loss)                $   (86,416)   $   (202,456)  $  (263,174)   $(1,253,566)
Dividends from Investees                         8,155        11,200          8,155
Depreciation and
  Amortization                   1,927           4,005         3,976          8,012

Increase (Decrease)
  Accrued  Interest             30,870          27,095        92,610         54,190
Increase (Decrease)
  Taxes  Payable                                 2,927                        5,854
Equity (Income) Loss
  from  Investees               36,933           9,313       105,926         17,948
Foreign Exchange Loss
  (Gain)                         3,300          (1,637)      (10,632)        (2,270)
Compensation for Common
  Stock                                                                     756,690
                           -----------    ------------   -----------   ------------
Cash Flows from Operating
  Activities               $   (18,644)   $   (150,961)  $   (49,462)  $  (402,717)

Cash  Flows  From
Investing  Activities
---------------------
Purchase  Equipment*             4,000                         1,615
Purchase  Securities                                                      (612,411)
Employee  Advance                 (745)        (23,986)       (8,995)      (46,434)
Investment in Subsidiary                                                      (320)
                           -----------    ------------   -----------   ------------
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

     Operating expenses decreased by $124,384 to $49,483 during Q2 2002 compared to $173,867 in Q2 2001. This decrease is attributed to expenses incurred in 2001 in the organization of CSMG Gastech LLC, our 89.7-percent-owned subsidiary that will operate some of our CO2 separator projects.

     We had a loss from operations of $49,483 for Q2 2002 compared to a net loss of $193,171 for Q2 2001. We had accrued losses in Q2 2001 of $36,933 attributable to the operations of our Ukraine joint venture in United Engineering Company, as compared to an accrued loss in Q2 2001 of $9,313 from the joint venture.

     Our net loss for Q2 2002 was $86,416, or $0.01 a share, as compared with a net loss in Q2 2001 of $202,456, or $0.04 a share.

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


     Status  of  Projects

          Tissue Bonding Project. We have created a new subsidiary, Live Tissue Connect, Inc., in which we plan to develop and market our Tissue Bonding Project. We have met with a company in New York City recommended to us by a member of our International Advisory Council, and the company states that it will make us an offer on participation in joining the company to help develop the technology.

          Anaerobic Farm Waste Project. Ridgetown College in Canada has not been successful in getting grant funds for the installation of an anaerobic plant. We have started working with the chicken industry in Oklahoma and Arkansas in April. We are dealing with several Native American Tribes that are interested in environmental issues. We and their representative met with the U.S. Corps of Engineers in order to apply for a grant for the engineers to come from Ukraine and do a feasibility study of chicken manure.

          CO2 Separator Project. Our management spent time in Mobile, Alabama to organize the preparation of the area within the Chastang Landfill site where our CO2 Separator plant is being installed. At the end of June we concluded engineering matters and completed site excavation, laying of foundations, site preparation, saw the arrival of the equipment factory representatives and the arrival of the equipment, conducted contractor bids and began equipment mounting and installation. The contract with a gas marketing company in Dallas that will market the natural gas in exchange for three percent of the proceeds of gas production was earlier signed by the owner of the landfill's gas, Resource
Technology  Corporation,  and  the  Dallas  gas  marketing  company.

          We brought to the U.S. in June the Ukraine factory representative engineers that will supervise and assist the U.S. workers and engineers in mounting and installing the CO2 separator plant. We anticipate being in production by the end of October 2002.


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


Date:  October  7,  2002               Consortium Service Management Group, Inc.


                                       By:/s/  Gordon  W.  Allison
                                          --------------------------------------
                                          Gordon W. Allison,  Executive  Vice
                                            President  and  Chief  Financial
                                            Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Consortium Service Management Group, Inc., (the "Company") on Amendment No. 1 to Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Donald S. Robbins, Chief Executive Officer of the Company, hereby certify that to my knowledge:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  October  7,  2002            /s/  Donald  S.  Robbins
                                     -------------------------------------------
                                     Donald  S.  Robbins
                                     President  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Consortium Service Management Group, Inc., (the "Company") on Amendment No. 1 to Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Gordon W. Allison, Chief Financial Officer of the Company, hereby certify that to my knowledge:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  October  7,  2002               /s/  Gordon  W.  Alliso
                                        ----------------------------------------
                                        Gordon  W.  Allison
                                        Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.