Form 10QSB
period 2002-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-11-19
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

As of November 13, 2002, there were 6,934,112 shares of the Registrant's Common Stock, par value $0.001, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION



Item  1.          Financial  Statements
                                                                            Page
                                                                            ----
Consolidated  Balance  Sheet  September  30,  2002  (Unaudited)
       and  December  31,  2001                                                3
Consolidated  Statement of Operations (Unaudited)                              5
Consolidated  Statement of Cash Flows (Unaudited)                              6
Consolidated  Statement  of  Stockholders'  Equity  Nine  Months
     Ended  September  30,  2002  (Unaudited)                                  7
Notes  to  Financial  Statements                                               8

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                               Sept. 30, 2002      Dec. 31, 2001
                                               --------------      -------------
                                                 (Unaudited)
Current  Assets
---------------
Cash                                            $     29,543       $     14,397

Fixed  Assets
-------------
Furniture  and  Fixtures                              61,409             61,409
  Less:  Accumulated  Depreciation                   (49,244)           (43,461)
                                                ------------       ------------
          Total Fixed Assets                    $     12,165       $     17,948


Other  Assets
-------------
Investment  -  United  Engineering  Co.              286,081            371,336
Investment  -  CO2  Equipment                        906,031            607,250
Tissue  Bonding  Patent                               51,364             28,979
  Less:  Accumulated  Amortization                    (1,087)              (966)
Employee  Advance                                     49,995
Organization  Expense                                    424
                                                ------------       ------------

          Total  Other Assets                   $  1,292,808       $  1,006,599
                                                ------------       ------------

          Total  Assets                         $  1,334,516       $  1,038,944
                                                ============       ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          INTERIM FINANCIAL STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                  LIABILITIES
                                  -----------

                                               Sept. 30, 2002      Dec. 31, 2001
                                               --------------      -------------
                                                 (Unaudited)
Current  Liabilities
--------------------
Accounts  Payable                               $     69,764       $     84,169
Interest  Payable                                    272,148            179,538
Payroll  Taxes  Payable                                                  22,659

Notes  Payable  to  Stockholders                   2,248,528          1,655,777
                                                ------------       ------------

          Total  Current  Liabilities           $  2,590,440       $  1,942,143


Minority  Interest  in  Consolidated
  Subsidiary                                         206,000            206,000


                        Stockholders' and Members' Equity
                        ---------------------------------

Common  Stock  $.001  par  value,  40,000,000
shares  authorized;  6,942,500  shares  issued
and  outstanding  at  September  30,  2002
and  6,199,000  issued  and  outstanding  at
December  31,  2001                             $      6,943       $      6,199

Additional  Paid  in  Capital                      4,285,500          3,748,807

Accumulated  Other  Comprehensive  (Loss)           (340,755)          (343,187)

Accumulated  (Deficit)                            (5,413,612)        (4,521,018)

          Total  Stockholders'  Equity            (1,461,924)        (1,109,199)
                                                ------------       ------------

          Total  Liabilities  and
            Stockholders'  Equity               $  1,334,516       $  1,038,944
                                                ============       ============





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          INTERIM FINANCIAL STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                      July 1, 2002 -   July 1, 2001 -   Jan. 1, 2002 -   Jan. 1,  2001 -
                      Sept. 30, 2002   Sept. 30, 2001   Sept. 30, 2002   Sept. 30, 2001
                      --------------   --------------   --------------   --------------
Revenue               $         -      $         -      $         -      $        100
Cost of Goods Sold              -                -                -             5,000
                      -----------      -----------      -----------      ------------
Gross Profit (Loss)             -                -                -            (4,900)
General and
  Administrative
  Expenses               618,655           161,119          775,909         1,371,874
  Funded R & D                 -                 -                -                 -
  Cost of Funded
    R & D                 29,315            12,680           29,315            32,734
  Net R & D Cost          29,315            12,680           29,315            32,734
                      -----------      -----------      -----------      ------------
Operating  (Loss)       (647,970)         (173,799)        (805,224)       (1,409,508)
Interest  Income             150               821              156               912
Interest in Income
  (Loss)  of
  Unconsolidated
  Companies               18,400           120,015          (87,526)         102,067
                      -----------      -----------      -----------      -----------
  Income (Loss)
    From Continuing   $ (629,420)      $   (52,963)     $  (892,594)    $ (1,306,529)
  Operations
Basic  and  Diluted
  (Loss) Per Share         (0.10)            (0.01)           (0.14)           (0.25)
Weighted average
  common  Shares
  outstanding Basic
  and  Diluted         6,570,750 SHS     5,210,509  SHS   6,322,917  SHS   5,186,365 SHS



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          INTERIM FINANCIAL STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                      July 1, 2002 -   July 1, 2001 -   Jan. 1, 2002 -   Jan. 1,  2001 -
                      Sept. 30, 2002   Sept. 30, 2001   Sept. 30, 2002   Sept. 30, 2001
                      --------------   --------------   --------------   --------------
Cash  Flows  From
Operating  Activities
---------------------
Net  (Loss)           $   (629,420)    $    (52,963)    $   (892,594)    $ (1,306,529)
Dividends from
  Investees                      -                -           11,200                -
UEC  Adjustment            (11,039)               -          (11,039)           8,155
Depreciation  and
  Amortization               1,928            4,006            5,904           12,018
Increase (Decrease)
  Accounts  Payable        (14,405)               -          (14,405)               -
Increase (Decrease)
  Accrued  Interest              -           27,095           92,610           81,285
Increase (Decrease)
  Taxes  Payable           (22,659)         (29,750)         (22,659)         (23,896)
Equity (Income) Loss
  from  Investees          (18,400)        (120,015)          87,526         (102,067)
Compensation  for
  Common  Stock                  -                -                -          756,690
Interest for Common
  Stock                    318,686                -          318,686                -
                      ------------     ------------     ------------     ------------
Cash Flows from
  Operating
  Activities          $   (375,309)    $   (171,627)    $   (424,771)    $   (574,344)
Cash  Flows  from
  Investing Activities
 ---------------------
Purchase  Equipment       (302,781)        (283,911)        (301,166)        (535,596)
Increase  Patent           (20,000)          (1,787)         (20,000)          (1,787)
Employee  Advance
  Increase  (Dec)          (41,000)         (18,522)         (49,995)         (64,956)
Investment  in
  Subsidiary                  (424)               -             (424)            (320)
                      ------------     ------------     ------------     ------------
Cash  flow  from
  Investing
  Activities          $   (364,205)    $   (304,220)    $    (371,585)   $   (602,659)

Cash  Flows  From
  Financing Activities
 ---------------------
Increase  (Decrease)
  Notes  Payable           549,347          380,500           592,751         485,500
Sell  Stock                218,751              145           218,751         220,145
Increase  (Decrease)
  Accounts  Payable              -                -                 -               -
Increase Paid in
  Capital                        -           90,213                 -         268,741
Increase Minority
  Interest  in
  Consolidated
  Subsidiary
  (Decrease)                     -          (20,000)               -          206,000
                      ------------     ------------     ------------     ------------
Cash Flows From
  Financing
  Activities          $    768,098     $    450,858     $    811,502     $  1,180,386

Net Increase
  (Decrease) Cash           28,584          (24,989)          15,146            3,383
Cash Beginning
  of Period                    959           29,864           14,397            1,492
Cash End of Period    $     29,543     $      4,875     $     29,543     $      4,875


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          INTERIM FINANCIAL STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                             Number of      Par    Add'l Paid     Accumulated other    Accumulated
                           Common Shares   Value   in  Capital  Comprehensive Deficit     Deficit       Total
                           -------------  ------   -----------  ---------------------  ------------  -------------
Balance January 1, 2002       6,199,000   $6,199   $ 3,748,807       $ (343,187)       $(4,521,018)  $(1,109,199)

Issue $318,686 in Common
  Stock  for  Interest          318,686      319       318,367                -                  -       318,686

Sell  Common  Stock             424,814      425       218,326                -                  -       218,751

Net (Loss) Jan. 1, 2002-
  September  30, 2002                 -        -             -                -           (892,594)     (892,594)

Other  Comprehensive
  (Loss)  Gain                        -        -             -            2,432                  -         2,432
                              ---------   ------   -----------       ----------        -----------    -----------
Balance September 30, 2002    6,942,500   $6,943   $ 4,285,500       $ (340,755)       $(5,413,612)  $(1,461,924)












              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          INTERIM FINANCIAL STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2001.


                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $892,594 for the nine months ended September 30, 2002 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

     Results  of Operations - Third Quarter of 2002 Compared to Third Quarter of
     ---------------------------------------------------------------------------
2001
----

     We  had  no  revenues  during  Q3  2002  or  Q3  2001.

     General and administrative expenses increased during Q3 2002 to $618,655 as compared to $161,119 in Q3 2001. The increase was primarily attributable to increased costs in our tissue bonding project including patent costs, costs associated with the installation of the CO-2 separation unit in Alabama and consulting fees.

     We continued funding our research and development project on human tissue bonding in Kiev, Ukraine during Q3 2002. We spent $29,315 in funds for this project, or 2.3 times as much as we spent during Q3 2001, $12,680.

     We accrued income of $18,400 in Q3 2002 from our Ukraine joint venture with United Engineering Company, compared with accrued income of $120,015 in Q3 2001. This income is attributable to converting Ukraine defense installations to other purposes.

     Our net loss during Q3 2002 of $629,420 was almost twelve times the $52,963 net loss during Q3 2001. This increase was attributable to increased general and administrative costs as described above.

     Results  of  Operations  -  First  Three Quarters of 2002 Compared to First
     ---------------------------------------------------------------------------
Three  Quarters  of  2001
-------------------------

     We had no revenue from operations during the first three quarters of 2002 compared to only $100 the first three quarters of 2001.

     General and administrative expenses, however, decreased from $1,371,874 in the first three quarters of 2001 to $775,909 in the first three quarters of 2002. In large part, the operating expenses in 2001 were attributed to $756,690 in compensation expense paid with common stock, expenses not repeated during 2002.

     We accrued a loss of $87,526 from our Ukraine joint venture in United Engineering Company during the first three quarters of 2002, as compared with accrued income of $102,067 from this source in the same period in 2001.

     We experienced a net loss of $892,594 in the first three quarters of 2002 as compared to a net loss of $1,306,529 in the first three quarters of 2001. The loss per share of common stock was $0.14 for the first three quarters of 2002 compared to a net loss per share of $0.25 in the first three quarters of 2001.

     Outlook
     -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     We are optimistic for our future, particularly with regard to the fourth quarter of 2002 and all of 2003. The status of our CO2 separator project in Alabama is that the installation is about 90 % complete and we plan to finish the installation and begin operations during December 2002.

     The status of our tissue bonding project is that we have completed more than 700 human surgeries in Ukraine clinical trials and continue to develop new methods of surgical procedures and tools. We have started the development of equipment from prototype model to a commercial model.

     With regard to our farm waste anaerobic project, we have retained a Native American consultant for the purpose of organizing a multi-tribal endorsement of a feasibility study to be financed through a Corps of Engineers economic program for Indian Tribes in Oklahoma. The proposed study would require the installation of one of our animal waste anaerobic plants in Northeastern
Oklahoma within the chicken industry there. The purpose of the study would be to determine the feasibility of such plants being effective and economical in turning chicken waste into organic fertilizer and producing methane gas for electricity generation.

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

Item  3.    Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.


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

Date:  November 14, 2002              Consortium Service Management Group, Inc.


                                      By:/s/  Gordon  W.  Allison
                                         --------------------------------------
                                         Gordon  W.  Allison,  Executive  Vice
                                           President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Donald  S. Robbins, Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Consortium Service Management Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  14,  2002               /s/  Donald  S.  Robbins
                                         ---------------------------------------
                                         Donald  S.  Robbins
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Gordon  W. Allison, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Consortium Service Management Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  14,  2002               /s/  Gordon  W.  Allison
                                         ---------------------------------------
                                         Gordon  W.  Allison
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Consortium Service Management Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Donald S. Robbins, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/  Donald  S.  Robbins
Dated:  November  14,  2002         --------------------------------------------
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

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Consortium Service Management Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Gordon W. Allison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/  Gordon  W.  Allison
Dated:  November  14,  2002            -----------------------------------------
                                       Gordon  W.  Allison
                                       Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.