Form 10KSB/A
period 2001-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-11-22
CIK 1015002

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

                                November 22, 2002




John  M.  Hartz,  Senior  Assistant  Chief  Accountant
Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.,  Mail  Stop  0404
Washington,  D.C.   20549-0404

ATTENTION  DON  CAVERN

     Re:  Consortium  Service  Management  Group,  Inc.
          File  No.  0-27359
          Form  10-KSB  for  the  year  ended  12-31-01
          Forms 10-QSB for the interim periods ended 03-31-02, 06-30-02 and 09-30-02

Dear  Mr.  Hartz  and  Mr.  Cavern:

     With regard to Mr. Hartz's comment letter dated November 14, 2002 with regard to the referenced filings, we are today filing with the Commission -

     - Amendment No. 2 to  Form 10-KSB for the Year Ended December 31, 2001, and

     - Amendment No. 1 to Form 10-QSB for the Interim Period Ended September 30, 2002.

     The following sets forth the registrant's replies to the numbered comments in your November 14, 2002 letter:

Forms  10-QSB
-------------

     1. This comment was directed to "future filings, including your 9/30/02 Form 10-QSB." We have amended and expanded the textual matter under "Outlook"

John M. Hartz                           2                      November 22, 2002


on page 10 of the registrant's Amendment No. 1 to Form 10-QSB for the interim period ended 09-30-02. We have added as Exhibit 10.19 the gas marketing agreement.

     2. On page 10, under "Outlook," of Amendment No.1 to the 09-30-02 Form 10-QSB, it is disclosed that the CO2 separator project is expected to be operational by December 22, 2002 and that the registrant will commence to depreciate the equipment over a 15-year period when operations commence.

     3. We have filed Amendment No. 2 to Form 10-KSB for the Year Ended 12-31-01 in which, in Note 4 to Financial Statements on page 30, the information required by Item 310(b)(2)(iii) to Regulation S-B for UEC has been amended to include all the information required by such subsection. In our Amendment No. 1 to the 09-30-02 Form 10-QSB, we have added Note 3 to the Financial Statements on page 8 in which this required information has been added for Q3 2002 and the first nine months of 2002.

Form  10-KSB/A  December  31,  2001
-----------------------------------

Item  1.  Description  of  Business
-----------------------------------

     4. In Amendment No. 2 to Form 10-KSB for the Year Ended December 31, 2001, which we are now filing, on page 1 under "Description of Business - Business Development" we have amended the second and fifth paragraphs to reflect the reduction from 50 percent to 33 percent of the registrant's ownership of United Engineering Company.

Electronic  Submissions
-----------------------

     5. Our replies herein to the comments are cross-referenced to the numbered comments.

     6.     Our  replies  are  in  electronic  format.

     Please  contact  the  undersigned at 405-235-2575 (telephone), 405-232-8384
(fax), or kenan@ftpslaw.com should you need clarification of any of the above replies to your comments or have other matters to discuss with regard to this filing.

                              Sincerely,

                              /s/  Thomas  J.  Kenan

                              Thomas  J.  Kenan
                              e-mail:  kenan@ftpslaw.com
Attachments

cc:  Donald  Robbins
     Gordon  Allison
     Gary  Skibicki,  C.P.A.

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-KSB

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

     We have a formal relationship with several prestigious organizations in Ukraine. They have, as their stockholders or members, many of Ukraine's leading scientists, engineers and technicians. We formalized our relationship with them in February 1994 when we registered with the Ukraine Government a Ukraine company owned 50 percent by us and 50 percent by the Ukraine organizations. In 2000 we reduced to 33.3 percent our interest in the Ukraine company when we and the Ukraine organization authorized employees of the Ukraine organization to purchase a one-third interest in the Ukraine company.

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


                                     NOTE 4
                    INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of United Engineering Company ("UEC"), a Ukraine - U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC's equity was owned by eight Ukraine organizations representing fourteen Ukraine organizations, three of which represent the State Property Fund of Ukraine. All UEC decisions require a 75% shareholder vote. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor, and holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. During the year ending December 31, 2000 approximately 9 employees of United Engineering Company were given the opportunity to purchase stock to complete its authorized capital by paying 26,100 gryvna (approximately 4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of registered shares, 20,000, authorized by United Engineering Company with CSMG owning 6,666 shares or 1/3% ownership. For the year ended December 31, 2000 United Engineering Company had revenues of $2,414,000 for a net income of $275,107. For the year ended December 31, 2001 United Engineering Company had revenues of $2,153,000, gross profits of $1,171,900 and net income of $392,481. At December 31, 2000 UEC had $781,000 in assets and $71,000 in liabilities representing a total net worth in U.S. dollars of $710,300. At December 31, 2001 UEC had $1,382,000 in assets and $268,000 in liabilities  for  a  net  worth  of  $1,114,000  in  U.S.  Dollars.

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

                                    CONSORTIUM  SERVICE  MANAGEMENT GROUP,  INC.


                                    By/s/Donald  S.  Robbins
Date:  November 22,  2002             ------------------------------------------
                                      Donald S. Robbins, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/Donald  S.  Robbins
Date:  November 22,  2002           --------------------------------------------
                                    Donald  S.  Robbins,  President,  Chief
                                         Executive  Officer  and  Director


                                    /s/Esmeralda  G.  Robbins
Date:  November 22,  2002           --------------------------------------------
                                    Esmeralda  G.  Robbins,  Chairman  of  the
                                         Board  and  Director


                                    /s/Gordon  W.  Allison
Date:  November 22,  2002           --------------------------------------------
                                    Gordon W. Allison,  Chief Financial Officer
                                         and  Director


                                    /s/James  Workman
Date:  November 22,  2002           --------------------------------------------
                                    James  Workman,  Director

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Consortium Service Management Group, Inc., (the "Company") on Amendment No. 2 to Form 10-KSB for the year ended December 31, 2001 (the "Report"), I, Donald S. Robbins, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 /s/  Donald  S.  Robbins
Dated:  November 22,  2002       -----------------------------------------
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

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Consortium Service Management Group, Inc., (the "Company") on Amendment No. 2 to Form 10-KSB for the year ended December 31, 2001 (the "Report"), I, Gordon W. Allison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      /s/  Gordon  W.  Allison
Dated:  November 22,  2002            ------------------------------------------
                                      Gordon  W.  Allison
                                      Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.