Form 10QSB/A
period 2002-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2002-11-25
CIK 1015002

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVENUE, SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.  M.  FULLER  (1920-1999)                             TELEPHONE  405-235-2575
JERRY  TUBB                                             FACSIMILE  405-232-8384
DAVID  POMEROY
TERRY  STOKES
  ---------

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


                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33-percent-owned subsidiary, United Engineering Company, a Ukraine company, reported the following sales, gross profits and net income or loss:

                                       July 1, 2002 to      January 1, 2002 to
                                     September 30, 2002     September 30, 2002
                                     ------------------     ------------------
          Sales                               $456,027              $1,346,199
          Gross profit                         202,927                 304,974
          Net income (loss)                     55,200                (262,578)

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


     We are optimistic for our future, particularly with regard to the fourth quarter of 2002 and all of 2003. The status of our CO2 separator project in Chastang County, Alabama is that the installation is about 90 % complete. The gas to be generated and processed at the facility is already under contract to the local natural gas utility company, and the feeder gas pipeline hookup is only 150 feet from our site. We plan to finish the installation and begin operations by December 22, 2002. We will begin to depreciate our CO2 equipment over a 15-year period when operations commence.


     The status of our tissue bonding project is that we have completed more than 700 human surgeries in Ukraine clinical trials and continue to develop new methods of surgical procedures and tools. We have started the development of equipment from prototype model to a commercial model.


     With regard to our farm waste anaerobic project, we have retained a Native American consultant for the purpose of organizing a multi-tribal endorsement of a feasibility study that we believe could qualify for financing through a Corps of Engineers economic program for Indian Tribes in Oklahoma. The proposed study, which we have not yet submitted for approval by the Corps of Engineers, would require the installation of one of our animal waste anaerobic plants in Northeastern Oklahoma within the chicken industry there. The purpose of the study would be to determine whether such plants could be effective and economical in turning chicken waste into organic fertilizer and producing methane gas for electricity generation. There is no assurance that the proposed study or installation of one of our plants will be approved by the Corps.


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

          10.18       -     Contract   IAW-USA   008-PR   between  International
                            Association Welding, Kiev,  Ukraine  and  Consortium
                            Service Management Group, Inc.***

          10.19       -     Natural  Gas  Purchase  Agreement  of  June 20, 2000
                            between Texas  Energy  Transfer  Company,  Ltd.  and
                            Resource Technology Corp.

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

Date:  November 22, 2002              Consortium Service Management Group, Inc.


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



Date:  November  22,  2002               /s/  Donald  S.  Robbins
                                         ---------------------------------------
                                         Donald  S.  Robbins
                                         Chief  Executive  Officer

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



Date:  November  22,  2002               /s/  Gordon  W.  Allison
                                         ---------------------------------------
                                         Gordon  W.  Allison
                                         Chief  Financial  Officer

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


                                    /s/  Donald  S.  Robbins
Dated:  November  22,  2002         --------------------------------------------
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


                                       /s/  Gordon  W.  Allison
Dated:  November  22,  2002            -----------------------------------------
                                       Gordon  W.  Allison
                                       Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                    Consortium Service Management Group, Inc.
                          Commission File No. 0-27359

                                  EXHIBIT INDEX

                         AMENDMENT NO. 1 TO FORM 10-QSB
                For the quarterly period ended September 30, 2002


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

          10.15       -     Contract    IAW-USA    005-PR-19.04.2000    between
                            International Association Welding,  Kiev  and  E.O.
                            Paton Electric  WeldingInstitute  National  Academy
                            Science  Ukraine  and Consortium Service Management
                            Group,  Inc.***

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

          10.18       -     Contract   IAW-USA   008-PR  between  International
                            Association Welding, Kiev, Ukraine  and  Consortium
                            Service Management Group, Inc.***

          10.19       -     Natural  Gas  Purchase  Agreement  of June 20, 2000
                            between Texas Energy  Transfer  Company,  Ltd.  and
                            Resource Technology Corp.

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

          99          -     Ukraine   Ministry   of  Health,  State  Department,
                            Certificate of State  Registration  No.  1105-193***

     *Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

                      Texas Energy Transfer Company, Ltd.
                         NATURAL GAS PURCHASE AGREEMENT

                          Submitted By: Mackie McCrea
                              Date: June 26, 2000

SELLER:   Resource Technology Corp.  BUYER:  Texas Energy Transfer Company, Ltd.
          330 South Wells, Ste. 711          2838  Woodside  Street
          Chicago,  IL  60606                Dallas,  TX  75204

ATTN:     Kevin  Werner              ATTN:   Mackie  McCrea

PHONE:    312-341-4051               PHONE:  214-981-0700

FAX:      312-341-9596               FAX:    214-981-0701

VOLUME: Such quantities as may [be] produced by Seller and accepted by Buyer from time to time.

TERM: July 1, 2000 through June 30, 2010 or in any event ten years from initial date of deliveries at each delivery point and year to year thereafter with sixty (60) days written notice prior to the delivery point and year to year thereafter with sixty (60) days written notice prior to the delivery at each delivery point for either party to terminate.

DELIVERY
POINT(S)  At  mutually   agreeable   points   on  various   pipeline  facilities
          throughout the United States, more fully described in Exhibit "A" attached, and made a part hereof.

PRICE
Per
MMBtu:
*at
Delivery
Point Buyer shall pay Seller the following percentages of Buyer's Resale Price.* (less any 3rd party charges)

          0 to 499 MMBtu's per day = 97.5%  500 MMBtu's per day or greater = 98%

___  DRY
___  WET  *Price  shall  be  based  on  actual  monthly volumes.



                                                                   Exhibit 10.19
                                                               Page 1 of 6 Pages

SPECIAL
PROVISIONS:  Seller  agrees  to  provide  Buyer  with  nominations prior to each production month and Seller agrees to notify Buyer of any changes throughout the production month in order to avoid any pipeline imposed penalties and in accordance with the procedures required by the downstream pipeline(s). Resource Technology Corp. is signing as Seller, individually and in it's [sic] capacity as a joint venture in the projects described in Exhibit "A." Exhibit "A" shall be amended from time to time as Exhibit "A-1," "A-2," "A-3," etc. to include additional landfill projects under this Contract. Seller warrants that it has the right to and agrees to commit for sale to Buyer 100% of all landfill gas. The parties recognize, however, that Seller may have to have the economic incentive to generate power rather than making initial deliveries of gas for sale to Buyer under this Contract. Seller agrees to dedicate all natural gas produced from its landfill operations for sale to Buyer except to the extent Seller, at its sole discretion, may elect to generate electricity. Such election shall be made prior to initial deliveries of gas to Buyer. Seller and assigns agree to indemnify, save and hold harmless Buyer from and against any and all costs of any kind associated with any damages resulting from the delivery of gas that does not meet the quality [associated with any damages resulting from the delivery of gas that does not meet the quality] specifications of the downstream natural gas pipelines. It is understood that any capital and labor costs necessary for pipelines, meters and any other required facilities shall be borne by Seller and that Seller must provide gas volumes that meet the quality specifications of the receiving pipeline.

[X] This sale is subject to the terms and conditions set forth on the reverse side hereof.

--------------------------------------------------------------------------------

     The undersigned acknowledge the Agreement reached between Buyer and Seller:

SELLER:  Resource Technology Corp.   BUYER:  Texas Energy Transfer Company, Ltd.
                                             By Its General Partner, TETC, Inc.

SIGNATURE:  /s/[illegible],          SIGNATURE:  /s/Kelcy L. Warren,  President
            President                            of TETC,  Inc.

DATE:       6/29/00                  DATE:       6-27-2000


                                                                   Exhibit 10.19
                                                               Page 2 of 6 Pages

                             Gas Purchase Agreement
                              Terms and Conditions

1. MINIMUM QUANTITIES: SELLER agrees to sell on an interruptible basis to BUYER up to the volume(s) of natural gas set forth in the quantity provision on the front of this agreement and BUYER agrees to purchase on an interruptible basis from SELLER, up to the volume(s) of natural gas set forth in the quantity provision on the front of this agreement.

2. TRANSPORTATION: SELLER shall arrange and pay for transportation of natural gas to the Delivery Point(s) and shall tender gas at pressures sufficient to affect deliveries into transporter's facilities. BUYER shall arrange and pay for transportation of the gas thereafter.

3. MEASUREMENT AND HEATING VALUE: Measurement of the volume and heating value of the natural gas purchased hereunder shall be made at the expense of the Seller and provided at the Delivery Point(s) in accordance with the receiving Pipeline(s) procedures. The unit of measurement and billing shall be one million (1,000,000.00) BTU measured on a dry basis, or in any event, in accordance with the procedures of the downstream pipeline. BTU and volume measurement shall be made on or adjusted to the same pressure and temperature base. The transporter or receiving parties' measurements at the Point(s) of Delivery shall be considered definitive for the purpose of payments hereunder.

4. QUALITY: BUYER shall not be obligated to purchase any natural gas which is not merchantable or does not meet all specifications required by the receiving pipeline(s). IF THE GAS DELIVERED HEREUNDER BY SELLER DOES NOT COMPLY WITH THE GAS QUALITY SPECIFICATIONS OF THE DOWNSTREAM PIPELINE, SELLER SHALL BE RESPONSIBLE FOR DAMAGES OF ANY KIND AND SELLER SHALL INDEMNIFY, DEFEND AND HOLD HARMLESS BUYER AND ITS DESIGNEES FROM AND AGAINST ANY AND ALL INJURY, DEATH, DAMAGE, LOSSES, FINES, PENALTIES, CLAIMS, COURT COSTS, REASONABLE ATTORNEY'S FEES AND ALL OTHER COSTS AND EXPENSES INCURRED AS A RESULT OF SUCH NONCOMPLIANCE.

5. BILLINGS AND PAYMENT: SELLER shall invoice BUYER on or before the fifteenth (15th) day of each month for actual volumes delivered by SELLER and received by BUYER in the prior month. BUYER will pay SELLER within fifteen (15) days after the letter of receipt of Seller's invoice or verification of receipt of the quantities from the pipeline receiving the natural gas at the delivery point, but not earlier than the last day of the month following the month of delivery. If the payment date falls on a Saturday, Sunday, or legal holiday, payment will be made on the next business day.

6. OVERPRODUCTION: If Seller produces gas in excess of the quantity dispatched by Buyer, Buyer may elect to take such overproduction for that month at that price, if Buyer can utilize the gas. If not, Buyer will attempt to negotiate a price with the Seller for the overproduction and if successful, will assume title to that natural gas. Such price will be based on prices in the month in which the imbalance is utilized.

6. [sic] TAXES: SELLER will pay or cause to be paid all royalties, taxes and other sums due on production and transportation of natural gas to the Delivery point(s). All other taxes, fees, or other charges imposed after delivery hereunder by Federal, State, or local government upon the products sold hereunder, or upon the shipment, storage, sale, thereof shall be borne by the receiving party. BUYER shall furnish SELLER with satisfactory exemption certificates where exemption from any applicable taxes are claimed.

                                                                   Exhibit 10.19
                                                               Page 2 of 6 Pages

7. WARRANTIES AND LIMITATIONS OF LIABILITIES: SELLER warrants that it shall have the right to sell the natural gas delivered and that such natural gas shall be free from liens and adverse claims of any kind. SELLER will save and hold BUYER harmless from all loss, damage and expense including attorney fees due to adverse claims against BUYER for the gas delivered.

8. TITLE: Title to the natural gas sold hereunder shall pass at the Delivery Point(s), unless stated otherwise under Special Provisions. SELLER shall be in full control and possession of the natural gas and responsible for any damage or injuries caused thereby until the natural gas is delivered to BUYER or BUYER's assignee at the Delivery Point(s), except for injuries and damage which shall be caused by the negligence of BUYER. BUYER shall likewise be fully responsible after the natural gas is delivered to the delivery point(s) except for injuries and damage caused by the negligence of SELLER.

9. REGULATION: This sale is subject to all applicable, governmental laws, orders, directives, rules and regulations.

10. FORCE MAJEURE: Neither party is liable for any failure to perform any provision or obligation of this agreement (except BUYER's obligation to pay for natural gas dispatched and delivered) if such failure is caused by or results directly or indirectly by any act of God; Federal, state or municipal legislation or regulation; fires, floods, storms or other natural occurrences; strikes, war or accident; the refusal of liability of any pipeline or local distribution company to accept gas for delivery or any similar cause beyond the control of the party failing to perform. A force majeure event will not excuse either party from the obligation of reimbursement to the other for a scheduling penalty until the party holding transportation has been notified and has had a reasonable opportunity to readjust the scheduled penalty.

11. SCHEDULING AND IMBALANCE PENALTIES: The parties will work together to ensure that actual deliveries fall within the first intrastate pipeline's operating tolerance for assessing scheduling and imbalance penalties. The party causing or having notice of any change in the dispatched quantity will immediately notify the other. SELLER will monitor the quantities being produced and allocated to BUYER and will immediately notify BUYER of any variances. If a scheduling penalty is assessed to BUYER as a result of SELLER's underdeliveries at a receipt point(s), or to SELLER as a result of BUYER's undertakes at the control delivery point, or an imbalance penalty is assessed to either as a result of the other party's failure to adjust deliveries or takes after notice of a pipeline notification requiring such adjustment, then the other party will reimburse the shipper for its share of such penalty within ten (10) days of being provided full particulars and being invoiced for such penalty.

12. ASSIGNMENT: Neither party may assign its rights, obligations or interests hereunder, without the written consent of the non-assigning party, which shall not be unreasonably withheld. Seller shall be permitted to assign its rights in this Agreement to its joint venture affiliate as provided on Exhibit "A" hereto.

                                                                   Exhibit 10.19
                                                               Page 4 of 6 Pages

13. AUDIT: Either party shall have the right during this agreement's term and for a two (2) year period thereafter, at its sole expense and during normal working hours, to audit the other party's accounts and records and any other data that may reasonably have a bearing on or pertain to any business conducted between the parties pursuant hereto. At the conclusion of the two (2) year period, all items not then being challenged shall be final.

14.    COMPLETE  AGREEMENT:   The  complete agreement between the parties is set
out  on  the  front  and  back  of this form and can only be amended in writing.

15. CONFIDENTIALITY: The parties shall keep the terms of this agreement and any information obtained hereunder confidential except as may be required to effectuate transportation of the gas or to meet the requirements of a regulatory agency having jurisdiction over the matter for which information is sought.

16.    WAIVER:   The  failure  of  either  party  to  exercise any right granted hereunder shall not impair, nor be deemed to be a waiver of said party's privilege of exercising such right at any subsequent time or times.
















                                                                   Exhibit 10.19
                                                               Page 5 of 6 Pages

                                   EXHIBIT "A"

To the Gas Purchase Agreement between Resource Technology Corporation ("Seller")
and  Texas  Energy  Transfer  Company,  Ltd.  ("Buyer")   dated  June  26,  2000
("Contract").

The parties agree that Buyer shall purchase from Seller landfill gas produced from various landfill projects described below subject to Seller metting [sic] the quality specifications of the downstream pipeline and the other terms and conditions of the Contract. It is agreed between the parties that Seller may, with prior written approval obtained from Buyer, which approval shall not be unreasonably withheld, assign landfill gas and its rights to sell such gas on each project to its joint venture affiliates upon written assumption of this contract by the assignee. A purchase confirmation and assumption agreement shall be executed between such joint venture affiliate and Buyer in the event of such an assignment.

 Name of            Location                                                               Term  from   Meter
Facility         County & State     Landfill Owner            Landfill Operator   Pipeline  date of LD    No.
--------         --------------     --------------            -----------------   --------  ----------   -----
Chastang         Mobile Co., AL     City of Mobile            TransAmerican Waste   tba      10  years
Landfill

Corpus Christi   San Patricio Co.   City of Corpus Christi                          tba      10  years

Gary Indiana     Lake Co., Indiana  City of Gary              City of Gary          tba      10  years

GNOL (Greater    Jefferson Parish,  Southern Recovery         Southern Recovery     tba      10  years
New Orleans      LA                 Management, Inc.          Management, Inc.
Landfill)

Agreed and Accepted to this 29th                Agreed and Accepted to this 27th
day of  June,  2000                             day  of  June,  2000

Resources Technology Corporation ("Seller")     Texas Energy Transfer Company,
                                                Ltd.  ("Buyer")
                                                by  Its General Partner,
                                                TETC,  Inc.
/s/  Kevin  M.  Werner                          /s/  Kelcy  L.  Warren
By:  Kevin  Werner,  Vice  President            By:  Kelcy L. Warren, President
                                                of TETC,  Inc.

Date:  6/29/00                                  Date:  6-27-00







                                                                   Exhibit 10.19
                                                               Page 6 of 6 Pages