Form 10KSB
period 2002-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2003-04-15
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,071,640 computed by reference to the $0.80 average of the bid and asked price of the company's Common Stock on April 7, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of April 3, 2003: 7,211,200 shares of Common Stock, $0.001 par value.

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

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item     1.     Description  of  Business                                      1

                Business  Development                                          1
                Business  of  the  Company                                     4
                     Live  Tissue  Bonding  Equipment                          4
                     Anaerobic  Farm-Waste  Disposal  Equipment                6
                     Carbon  Dioxide  Separator                                8
                     CSMG  Gastech  LLC                                        8
                Raw  Materials, Suppliers and Manufacturing                    9
                Distribution  Methods                                         10
                Competition                                                   10
                Patents,  Trademarks  and  Licenses                           10
                Government  Approval  and  Regulations  .                     11
                Research  and  Development                                    11
                Cost  of  Compliance  with  Environmental  Laws               11
                Seasonality.                                                  11
                Employees                                                     11

Item     2.     Properties                                                    11

Item     3.     Legal  Proceedings                                            12

Item     4.     Submission  of  Matters to a Vote of Security Holders         12

Item     5.     Market for Common Equity and Related Stockholder Matters      12

                Holders                                                       13
                Dividends                                                     13
                Recent  Sales  of  Unregistered  Securities                   14

Item     6.     Management's  Discussion  and  Analysis                       15

                Sales                                                         15
                Selling,  General  and  Administrative  Expenses              15
                Net  Loss                                                     15
                Liquidity  and  Outlook                                       16

Item     7.     Financial  Statements                                         17

Item     8.     None

Item     9.     Directors, Executive Officers,  Promoters and Control
                     Persons; Compliance  with  Section  16(a)
                     of  the  Exchange  Act                                   30

Item     10.    Executive  Compensation                                       32

Item     11.    Security Ownership of Certain Beneficial
                     Owners and Management                                    32

Item     12.    Certain  Relationships  and  Related  Transactions            33

Item     13.    Exhibits  and  Reports  on  Form  8-K                         33

Item     14.    Controls  and  Procedures                                     36

                Signatures                                                    37

ITEM  1.     DESCRIPTION  OF  BUSINESS.

Business  Development
---------------------

     We were incorporated on November 17, 1992 in the State of Texas. We conduct our business from our headquarters in Corpus Christi, Texas; from offices in Oklahoma City, Oklahoma; and from offices in Kiev, Ukraine. We first had revenues from operations in 1995. We are a technology management company that develops, invests in, patents, owns, manages, and brings to market innovative technologies.

     We have a formal relationship with several prestigious organizations in Ukraine. They have, as their stockholders or members, many of Ukraine's leading scientists, engineers and technicians.

     We believe we are unique in our business mission. We facilitate the transfer to the U.S. and other developed countries of technologies developed by the scientists and engineers of UkraineIncluded in these technologies and independent of other Ukraine business interests are -

     - our platform, medical, Live Biological Tissue Bonding technology, which bonds human tissue without the use of sutures, staples, sealants or glues. More than 1,000 successful human surgeries have been performed in clinical trials in Ukraine using more than 30 different types of surgical procedures,

     - the 390,000-pound proprietary Landfill Gas Purification System, installed at a municipal waste landfill in Chastang, Alabama, that processes raw landfill gas to pipeline quality, and

     - the  environmentally   friendly,  large-farm,   Anaerobic  Animal   Waste
       Processing  System.

     We are the largest shareholder and foreign investor in "United Engineering Closed Joint Stock Company with Foreign Investment," a successful Ukraine private engineering company specializing in defense contracts that has also been successful in securing private sector contracts. The Ukraine company's name is United Engineering Company. It is called a "joint stock company with a foreign investor." The foreign investor is us. United Engineering Company is authorized by Ukraine law, among other things, to perform classified and secret construction works related to the national security of Ukraine.

     We formalized our first relationship with them in February 1994 when we registered with the Ukraine Government a Ukraine company owned 50 percent by us and 50 percent by the Ukraine organizations. We now own 33-1/3 percent of the Ukraine company, 33 1/3 is owned by key UEC executive employees and members of the Supervisory Council and 33 1/3 percent is owned by the following Ukraine companies or organizations:

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

     The   above   organizations   work   with   us   as   well  as  with  other
organizations in Ukraine. Our working relationship generally focuses on two types of opportunities:

          - When the above organizations negotiate with local enterprises that aim to bring new ideas and projects to the U.S. and to world markets.

          - After we first identify technologies developed in Ukraine that appear to have promising commercial application. In such instances, we frequently finance the costs of research and development, patent applications, manufacturing, and market distribution, and we then own these technologies. Our anaerobic Farm-Waste Disposal Equipment Project is such a project.

     There are no specific funding arrangements required of the stockholders of United Engineering Company. Projects are funded on a case-by-case basis. An aggregate of $2,078,072 in costs have been contributed to projects by us and the Ukraine shareholders of United Engineering Company, and in return United Engineering Company pays us a dividend equal to 10% of the previous year's profit pro rated on our percentage of ownership. The remaining 90% is reinvested to avoid United Engineering Company borrowing funds from Ukraine banks at interest rates that ranged between 35% to 190%.

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

     We have experienced hyperinflation during some years. This has been neutralized somewhat as a result of the UEC contracts being negotiated in U.S. dollars and UEC's having been able to take advantage of the exchange rate fluctuations. Once the U.S. funds are received by UEC and converted to Hryvna, the exchange rate works against us, as the amount of profit and dividends is adjusted to the December 31 currency exchange rate. The primary step taken to offset the currency exchange problem and inflation problem is for UEC to hold the U.S. currency as long as possible before converting to Hryvna. UEC has also invested in a number of inflation sensitive assets that it uses in day-to-day operations, such as ownership of its offices in Kiev, Dneipropetrovsk and Pervomaysk. Other difficulties such as language barrier and local customs have been solved by hiring quality Ukrainian, bi-lingual, English-speaking staff and training them to meet our standard and expectations of doing business.

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

     Outside Ukraine, we have identified several promising Ukraine-developed technologies. We have been both successful and unsuccessful in negotiating technology transfer agreements between Ukraine entities or one of its constituent Ukraine organizations and companies in the U.S. Working through the Ukraine Academy of Services and the E.O. Paton Institute of Electric Welding, we have successfully negotiated technology transfer agreements for the Live Tissue Bonding Equipment Project and the Carbon Dioxide Separator Project set forth below.

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

     E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding filed U.S. and international patent applications on the process in February 1999. An Australia patent has been issued, but no other patents have been issued. We own the technology and have been assigned the exclusive world rights of the patents - should they be issued. See Exhibit 10.3 filed as part of our Form 10-SB.

     We have submitted no applications, requests or testing results to the Federal Drug Administration. We have not marketed the bonding equipment in the Ukraine or any other non-U.S. country and have no plans at this time to do this. Our plans are to manufacture prototypes only in Ukraine and to set up fully controlled clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. To date we have completed more than 1,000 successful human surgeries at Ukraine hospitals. We are currently negotiating with a group of private investors who are familiar with our company for these funds.

     In 2002 we formed Live Tissue Connect, Inc., a Delaware corporation, through which we propose to develop our Tissue Bonding technology. We own 86 percent of Live Tissue Connect, Inc.

     We estimate that in excess of $2 million have been expended in developing the project and that $2.5 million of additional funds must be expended to bring this product to market. We estimate that the first surgical equipment will be manufactured in the U.S. when the U.S. patent applications are approved and patents are issued.

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

     This processing plant was developed in Ukraine before the breakup of the Soviet Union. The developer is a more-than-100-year-old Ukraine joint stock company that is the Ukraine's largest enterprise that manufactures equipment for the petroleum and chemical industries. The company's name is Sumy Frunze Machine-Building Science-and-Production Association, called herein "Frunze." Through United Engineering Company we have obtained the exclusive, worldwide rights to market Frunze's anaerobic farm-waste disposal plant.

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

     We are attempting to market this technology ourselves in Oklahoma and in other states. We are negotiating contracts now. We expect contracts to be executed during the fourth fiscal quarter of 2003.

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

     Carbon Dioxide Separator. We own the exclusive and perpetual world rights to service, license and market certain unpatented equipment manufactured in Ukraine that separates carbon dioxide and other impurities from the gas produced in landfills. The equipment converts the remaining gas to a cleaner, up to 98-percent pure methane gas for use in internal combustion engines or for sale to natural gas companies. This equipment was developed for us by the Institute of Gas, Ukraine National Academy of Sciences and will be manufactured for us only by Sumy Frunze in Sumy, Ukraine. We have installed the first set of equipment at the landfill in Chastang (Mobile), Alabama. We are now testing the equipment and fine-tuning the synchronization of the equipment with the 70 wells drilled in the landfill.

     The manufacturing costs of our CO2 separator plants are substantially lower than the costs of competitive units. We have executed an operating agreement with Resource Technology Corporation of Chicago, Illinois, to exploit this technology. Our first plant will be placed on a landfill in Mount Vernon, Alabama. The plant will be manufactured in Ukraine. The landfill operator will provide all other equipment needed as well as the operations. Our agreement with Resource Technology Corporation requires us to provide the plant and bring it to the U.S. We have secured and spent approximately $1,000,000 to fulfill our obligations under the agreement. Resource Technology Corporation will contribute - all necessary government approvals, all piping, gathering system, wells, blower, metering system, pipeline, tanks and other auxiliary equipment, the cost of which is estimated to be approximately $1,200,000. Revenue from the plant will be shared 65 percent for Resources Technology Corporation and 35 percent for us until payout of costs, at which time revenue will be shared equally.

     CSMG Gastech LLC. In February 2001 CSMG, as its manager, formally formed CSMG Gastech LLC ("Gastech") as a Texas limited liability company. Gastech's purpose was to raise the funds needed to buy CO2 Gas Separator equipment to install on landfills to be operated by Resource Technology Corporation ("RTC") or other entities. We had entered into an agreement with RTC whereby we would pay for and furnish the CO2 Separator equipment made in Ukraine, installation and start-up and RTC would furnish all other equipment and expenses needed to install and operate the gas gathering system, gas delivery to the CO2 separator system, metering and the gas pipeline from the CO2 separator to the customer pipelineFrom the monthly gross proceeds of sales of methane gas, each of RTC and CSMG are to first recover its monthly expenses related to the facility and its equipment costs amortized over an eight-year period. The net proceeds are then to be shared 50-50 by RTC and us.

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

     The equipment was fully paid for using the funds of Gastech, the funds borrowed from StoneGate LLC and other sources. The equipment arrived in Houston, Texas on November 22, 2001. It was installed at the Chastang Landfill near Mobile, Alabama during the first fiscal quarter of 2003. Natural gas production and sales should commence during the second quarter of 2003.

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

     In December 2001 the U.S. Bankruptcy Court in Chicago affirmed RTC's contract rights at Chastang. RTC is operating as a debtor-in-possession under its own management, not a trustee. We were recently advised by the president of RTC that RTC expects to emerge from chapter 11, through a plan of reorganization, in 2003.

     Raw  Materials,  Suppliers and  Manufacturing
     ---------------------------------------------

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

     We have had a number of inquiries from major landfill operators and are currently working with a major landfill company that is interested in installing our units on several of their landfills. This is in addition to the CO2 separator equipment RTC would like for us to install on more of their landfill sites.

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

     Patents,  Trademarks  and  Licenses
     -----------------------------------

     The live tissue bonding equipment is the subject of patents and patent applications filed by the Ukraine inventor in the Ukraine, the U.S., and other countries. The patents and the patent applications for the U.S., the European Patent Convention, Australia, Canada and Japan have been assigned to us. The Australia patent has been issued.

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

     During  2002,  we  expended  no  funds  on  research  and  development.

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

     Employees
     ---------

     We employ three persons full time in the U.S. and two persons full time in Kiev, Ukraine.

ITEM  2.     PROPERTIES

     We  lease  office  space  in  the  following  cities  as  follows:

                                 Approximate      Monthly       Term  of
                                 Square Feet      Rental        Lease
                                 -----------      -------       ---------
     Corpus  Christi,  TX          1,000          $   999       12-31-2004
     Oklahoma  City,  OK             500          $   500       Month-to-Month
     Kiev,  Ukraine                  800          $ 1,200       Month-to-Month

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
             MATTERS

     The company's Common Stock is quoted on the OTC Bulletin Board. Its symbol is "CTUM," or, depending upon the Internet service that quotes Bulletin Board stocks, CTUM.OB.

     We filed a 1934 Exchange Act registration statement with the Commission that became effective November 15, 1999. However, our financial statements did not meet the U.S. GAAP requirements, and our stock was "demoted" to the Pink Sheets until January 16, 2003, when the SEC staff accepted our revised financial statements and we became eligible again to be quoted on the Bulletin Board. Our difficulties with our financial statements were caused by the accounting practices in Ukraine that had not been reconciled with U.S. GAAP.

     Our common stock first traded on April 21, 1998. The range of high and low bid information for our Common Stock is set forth below. The source of this information is the Pink Sheets. The quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

                                  High               Low
                                  ----               ---
     2001
     ----
          1st  Qtr                0.90               0.35
          2nd  Qtr.               0.75               0.47
          3rd  Qtr.               0.705              0.35
          4th  Qtr.               0.40               0.15

     2002
     ----
          1st  Qtr                0.25               0.10
          2nd  Qtr                0.14               0.10
          3rd  Qtr                0.80               0.10
          4th  Qtr                0.80               0.53

     On April 3, 2003, there were 7,211,200 shares of Common Stock outstanding. There are 1,500,000 shares subject to outstanding options to purchase, or securities convertible into, such shares of stock.

Holders
-------

     As of April 3, 2003 there were approximately 284 holders of record of our Common Stock. Some 1,361,845 shares of Common Stock are held by numerous other shareholders in brokerage accounts under the record name of "Cede & Co."

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

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

     During the past three years our company sold the following securities without registering the securities under the Securities Act of 1933:

                               No.  of
                               Common
                               Shares              Offering
          Date                  Sold                Price
          ----                --------             --------
          2000               12,000(1)(2)             7,500
          2000              423,350(1)(3)           257,093
          2000              111,174(1)(4)            67,659
          2000              337,800(1)(5)           211,125
          2001            1,059,957(1)              540,528
          2001            1,135,000(6)              756,690
          2001               76,669(6)                   76
          2002              430,361(2)              318,687
          2002               60,000(1)               37,500
          2002              244,764(7)              181,250
---------------------

(1) These shares were sold to accredited investors in an offering exempt from registration pursuant to Regulation D, Rule 506. The securities were sold by officers of the corporation who received no commissions with regard to the sales.

(2)     These  shares  were  issued in exchange for the cancellation of interest
        owed  on  notes  payable.   The notes  were held  by shareholders of the
        company who had  loaned  money  to  the  company.

(3) These shares were issued in exchange for the cancellation of the notes payable to the same persons identified in footnote 4 above.

(4) These shares were issued for services rendered to the company. The persons who rendered the services and the nature of their services were as follows:

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

(5)     These  shares  were  issued  for  cash.

(6) Don Robbins, CEO of the company, and Gordon Allison, Executive Vice President of the company, had in earlier years been issued shares of the company's Series A Preferred Stock for services rendered in lieu of salaries. In 2002 they exchanged these shares for shares of Common Stock. Even though the shares of Preferred Stock were issued for services rendered prior to 2001, the company's auditor allocated $756,690 to services rendered in 2001 and $76 to the par value of the common shares exchanged for the Preferred Shares.

(7) These shares were issued for services rendered to the company. The persons who rendered the services and the nature of their services were as follows:

             Date           Name           No. of Shares     Nature  of  Services
             ----           ----           -------------     --------------------
             08-09-02       Raible             6,000              Consulting
             08-09-02       Keith Jones      208,764              Consulting
             08-09-02       Dr.  Kutz         20,000              Consulting

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     Sales
     -----

     We  had  revenues  of  $171 in FY 2002 compared with revenues of $100 in FY
2001.
We did report income of $130,825 in FY 2001 and a loss of $47,120 in FY 2002 as our 33.3 percent interest in the income of an unconsolidated subsidiary, United Engineering Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This income and loss represent our share of the profits and losses from the missile site conversion activities of United Engineering Company.

     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------

     We reduced our general and administrative expenses from $1,683,101 in FY 2001 to $977,174 during FY 2002. The activities which these expenses were intended to benefit were our anaerobic farm-waste disposal equipment project, our carbon dioxide separator project and our human tissue bonding project. The first two of these projects - both of which are based upon excellent Ukraine-developed equipment that can be manufactured in Ukraine, brought to the U.S. and installed at considerable savings to the employment of U.S. equipment of comparable or inferior quality - represent a substantial part of our business plan for the future.

     Net  Loss
     ---------

     We reduced our fiscal year 2001 net loss of $1,594,391, or $0.32 a share, to a net loss of $1,052,773 in FY 2002, or $0.16 a share. There had been a significant increase in our operations in 2001 in our three projects - our tissue bonding project, our anaerobic farm waste project and our CO2 separator project.

          Tissue Bonding Project. The Paton Institute in Ukraine received approval from the Ukraine Ministry of Health for doctors to use the tissue bonding technology during surgeries in hospitals in Ukraine. Paton manufactures the prototype equipment used in the procedure. Surgeons in Ukraine commenced using this technology during regular surgical procedures. To date we have successfully completed more than 1,000 human surgeries using the technology and formed an International Advisory Council for the project.

          We have interested a Baltimore, Maryland financial services company in assisting us in financing the Live Tissue Bonding Project, both in its applications in Ukraine and in the U.S. A representative traveled to Ukraine, met with the Paton Institute, and returned to the U.S. interested in moving forward with us.

          Anaerobic Farm Waste Project. We expect contracts to be executed during the fourth fiscal quarter of 2003. We have met resistance from swine, dairy and poultry farmers in our efforts to sell our farm waste anaerobic plant, due to the long period of time required for small farms to recover the costs of the plant and due to falling producer prices in these industries. Our efforts at this time are concentrated on building a demonstration plant with Poultry Growers of Oklahoma. The growers are working with the Oklahoma Agriculture Commission in coordination with Anaerobic Farm Waste, Inc. for a loan grant to do an engineering and marketing feasibility study of building a plant in Southeast Oklahoma. Also, we have retained a Native American consultant to negotiate an arrangement with the Native American tribes for a grant from the U.S. Corps of Engineers to do a feasibility study for building an anaerobic plant in Northeastern Oklahoma. The resolution has been drawn but not signed as of this date.

          CO2 Separator Project. Our CO2 separator plant has been installed at the Chastang Landfill near Mobile, Alabama and is being tested for delivery to a pipeline of natural gas obtained from 70 wells drilled on the landfill.

     Liquidity  and  Outlook
     -----------------------

     We have never operated at a profit. We were able to stay in operation during 2002 only from the proceeds of $37,500 from the sale of common stock, an increase in Notes Payable of $589,072, the issuance of common stock in exchange for consulting services valued at $181,250 and the issuance of common stock as payment of $318,687 in interest on notes payable to individuals.

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

7.     FINANCIAL  STATEMENTS

     Independent  Auditors  Report                                            18
     Balance  Sheet  December  31, 2002 and 2001                              19
     Statement  of  Operations  Year  Ended  December  31,
          2002  and  2001                                                     21
     Statement  of  Cash  Flows  Year  Ended  December  31,
          2002  and  2001                                                     22
     Statement  of  Changes  in  Stockholders'  Equity  from
     January  1,  2000  to  December  31,  2002                               23
     Notes  to  Financial  Statements                                         24

                          INDEPENDENT AUDITOR'S REPORT


To  the  Shareholders  and  Board  of  Directors
Consortium  Service  Management  Group,  Inc.  and  Subsidiaries

I have audited the accompanying consolidated balance sheets of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2002 and December 31, 2001, and the related statements of operations, changes in stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



/s/  Gary  Skibicki

Gary  Skibicki,  CPA,  PC
Oklahoma  City,  Oklahoma
April  8,  2003

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,


                                     ASSETS

                                                         2002           2001
                                                     -----------    -----------

CURRENT  ASSETS
  Cash                                               $     3,905    $    14,397
                                                     -----------    -----------
        Total  Current  Assets                             3,905         14,397


FIXED  ASSETS
  Furniture  and  Equipment                               61,409         61,409
    Less  Accumulated  Depreciation                      (51,171)       (43,461)
                                                     -----------    -----------

        Total  Fixed  Assets                              10,238         17,948


OTHER  ASSETS
  Investment  -  United  Engineering  Company            314,428        371,336
  Investment  -  CO2  Equipment                        1,159,788        607,250
  Tissue  Bonding  Patent                                197,959         28,979
    Less  Accumulated  Amortization                      (10,514)          (966)
                                                     -----------    -----------

        Total  Other  Assets                           1,661,661      1,006,599

        Total  Assets                                $ 1,675,804    $ 1,308,944
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  DECEMBER 31,


                                  LIABILITIES

                                                         2002           2001
                                                     -----------    -----------

CURRENT  LIABILITIES
  Accounts  Payable                                  $   326,767    $    84,169
  Interest  Payable                                      163,939        179,538
  Payroll  Taxes  Payable                                 17,708         22,659
  Notes  Payable  to  Stockholders                     2,492,039      1,655,777
  CO2  Equipment  Payable                                 92,474              0
                                                     -----------    -----------

        Total  Current  Liabilities                    3,092,927      1,942,143


Minority  Interest  in  Consolidated  Subsidiary         206,000        206,000


STOCKHOLDERS'  EQUITY
  Common  stock  $.001  par  value,  40,000,000
    shares  authorized;  6,934,125  shares  issued
    and  outstanding  at  December  31,  2002  and
    6,199,000  shares  issued  and  outstanding  at
    December  31,  2001                                    6,934          6,199

  Additional  Paid  in  Capital                        4,285,509      3,748,807

  Accumulated  Other  Comprehensive  (Loss)             (341,775)      (343,187)

  Accumulated  (Deficit)                              (5,573,791)    (4,521,018)
                                                     -----------    -----------

        Total  Stockholders  Equity                   (1,623,123)    (1,109,199)

        Total Liabilities and
          Stockholders'  Equity                      $ 1,675,804    $ 1,038,944
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  DECEMBER 31,

                                                         2002           2001
                                                     -----------    -----------
Revenues                                             $       171    $       100

General  and  Administrative  Expenses                   977,174      1,683,101
  Funded  R  &  D                                              0              0
  Cost  of  Funded  R  &  D                               28,650         43,129
  Net  R  &  D  Cost                                      28,650         43,129
                                                     -----------    -----------

        Operating  (Loss)                             (1,005,653)    (1,726,130)

Interest  Income                                               0            914

Interest  in  Income  of  Unconsolidated  Companies      (47,120)       130,825

(Loss) from Continuing Operations                     (1,052,773)    (1,594,391)

Income  Taxes                                                  0              0

Net  (Loss)                                          $(1,052,773)   $(1,594,391)

Net  (Loss)  Per  Share  Common  Stock                      (.16)          (.32)

Weighted  Average  Common  Shares  Outstanding         6,566,563      5,063,187


Basic and diluted earnings per share are the same. The corporation is reporting a net loss for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.



   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      JANUARY 1, 2001 TO DECEMBER 31, 2002


                                                         2002           2001
                                                     -----------    -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net  (Loss)                                          $(1,052,773)   $(1,594,391)
Equity  (Income)  from  investees                              -       (130,825)
Equity  loss  from  investees                             47,120              -
Depreciation                                               7,710          7,710
Amortization                                               9,548            484
Dividends  from  investee                                 11,200              -
Decrease  in  dividends  receivable                            -          8,155
Interest  expense  for  common  stock                    318,687         91,212
Compensation  for  common  stock                               -        755,555
Consulting  for  common  stock                           181,250              -
Increase  in  accounts  payable                          242,598         40,508
(Decrease) Increase in federal payroll taxes payable      (4,951)        (1,237)
(Decrease)  Increase  in  interest  payable              (15,599)        96,206
Interest                                                  42,861              -
                                                     -----------    -----------

        Net cash (used in) operating activities         (212,349)      (726,623)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Consolidate  anaerobic  farm                                   -            880
Purchase  CO2  equipment                                (255,735)      (579,361)
Sell  equipment,  furniture                                    -         13,500
(Decrease)  Increase  employee  advances                       -          1,752
Acquire  tissue  bonding  patent                        (168,980)       (20,312)
                                                     -----------    -----------

        Net cash (used in) investing activities         (424,715)      (583,541)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Increase  in  membership  capital                              -        206,000
Increase  in  stock  issue                                37,500        495,528
Proceeds  from  notes  payable                           589,072        621,541
                                                     -----------    -----------

        Net cash provided by financing activities        626,572      1,323,069

NET INCREASE  (DECREASE)  IN  CASH  AND
    CASH  EQUIVALENTS                                    (10,492)        12,905

Cash and cash equivalents at beginning of year            14,397          1,492
                                                     -----------    -----------

Cash and cash equivalents at end of year             $     3,905    $    14,397
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      JANUARY 1, 2001 TO DECEMBER 31, 2002


                                                                                   ACCUMULATED
                                                                                     OTHER
                                   NO                                    ADD'L       COMPRE-
                                PREFERRED   PAR    NO. COMMON   PAR     PAID IN      HENSIVE      ACCUMULATED
DESCRIPTION                       SHARES   VALUE   SHARES(EA)  VALUE    CAPITAL   INCOME (LOSS)     DEFICIT         TOTAL
---------------------------------------------------------------------------------------------------------------------------
Balance  January  1,  2001        75,669   $76     3,927,374   $3,927  $2,452,680   $(346,957)    $(2,926,627)   $(816,901)
Common  Shares  Exchanged
  for  Preferred  Stock          (75,669)  (76)       76,669       76           -           -               -            -
Common  Shares  Issued
  for  Services                        -     -     1,135,000    1,135     755,555           -               -      756,690
Exchange  $45,000  in  Notes
  for  Common  Stock                   -     -        72,193       73      45,427           -               -       45,500
Exchange  $500  of  Interest
  for  Common  Stock                   -     -           960        1         499           -               -          500
Common  Shares Sold 2001               -     -       986,804      987     494,646           -               -      495,633
Net  (Loss)  Year Ended 2001           -     -             -        -           -           -      (1,594,391)  (1,594,391)
Other Comprehensive Income (Loss)      -     -             -        -           -           -               -            -
Foreign  Exchange  Gain                -     -             -        -           -       3,770               -        3,770
                                 -----------------------------------------------------------------------------------------
Balance  January  1,  2002             -     -     6,199,000    6,199   3,748,807    (343,187)     (4,521,018)  (1,109,199)


Common  Stock  Sold  2002              -     -       60,000        60      37,440           -               -       37,500
Common  Stock  Issued
  for  Services                        -     -      244,764       245     181,005           -               -      181,250
Common  Shares  Issued
  for  Interest                        -     -      430,361       430     318,257           -               -      318,687
Net  (Loss)  Year Ended 2002           -     -            -         -           -           -      (1,052,773)  (1,052,773)
Other Comprehensive Income (Loss)      -     -            -         -           -           -               -            -
Foreign  Exchange  Gain                -     -            -         -           -       1,412               -        1,412
                                 -----------------------------------------------------------------------------------------

Balance  December 31, 2002             -     -    6,934,125    $6,934  $4,285,509   $(341,775)    $(5,573,791) $(1,623,123)
                                 =========================================================================================


   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002, DECEMBER 31, 2001

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

The technologies involve live tissue bonding, CO2 (carbon dioxide) separation of landfill gas and anaerobic animal waste disposal. The live tissue bonding focuses on bonding living soft biological tissue used in surgical procedures that eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the exclusive world rights on licensing, patenting, manufacturing, development and distribution of this technology. The live biological tissue bonding process is a U.S. and international patent pending technology approved by the Ukraine Ministry of Health for human surgical procedures.

The Company owned carbon dioxide separator technology, also developed in the Ukraine, promotes the economical separation of CO2 gas from methane gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents it from being commercially sold as fuel. The Ukrainian technology has developed an economical CO2 separator that isolates methane gas to the extent that it can be sold to utility companies as well as other industrial and commercial customers with the first installation beginning in 2002 in Mobile, Alabama with completion estimated to be in the second quarter of 2003. Carbon dioxide separator equipment exists in the U.S. however it is more expensive than Ukrainian technology necessitating methane gas be burned or flared on site for environmental purposes as opposed to being sold for fuel.

At the end of December 2002 the Company spent $1,159,788 on CO2 separator equipment all of which is paid except $92,474 still owed to Sumy Frunze Machine Building Science and Production Association in the Ukraine. At December 31, 2002 equipment installation was still in process, and in 2003 approximately $300,000 in additional installation costs will be incurred before operations begin which the company anticipates will be in the second quarter of the year.

The third technology developed in the Ukraine is an anaerobic animal waste process that via a closed loop system eliminates animal waste, odors and microorganisms. The Company owns the exclusive marketing and distribution rights for this equipment. A by-product of this process is an organic fertilizer that will also be marketed in the U.S. and Canada in accord with rights owned by the Company.

The Company does not internally separate financial information including results of operations by segments such as geographic areas, products, major customers or operating segments. With the major component of income being from the earnings of United Engineering Company ("UEC"), management considers it impractical to further segment financial information.

Investments in companies in which the Company has an equity interest of at least 20% are accounted for under the equity method. Under this method the Company records its share of income or losses as Interest In Income, or Losses of Unconsolidated Companies with corresponding increases or decreases in the investment account. Investments in which the Company has a controlling financial interest represented by either direct or indirect controlling interest (more than 50%) are consolidated. In 2002 Live Tissue Connect, Inc. was formed (86% Company owned) to manage live tissue bonding activities, and in 2001 CSMG

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002, DECEMBER 31, 2001


Gastech, LLC (89.7% Company owned) was formed to manage CO2 operations. In 1999 Anaerobic Farm Waste, Inc. was incorporated (100% Company owned) to manage that technology. The 2002 and 2001 financial statements are presented with parent and these majority owned subsidiaries consolidated with intercompany transactions and accounts eliminated.

Cash  and  Cash  Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities of less than three months to be cash equivalents.

Revenue  Recognition

The Company has experienced long and uncertain collection time frames and accordingly the general policy is revenue is recognized as received.

Furniture,  Fixtures  and  Equipment

Furniture, fixtures and equipment are stated at cost and are straightline depreciated over the estimated economic lives of the assets, primarily five years. Equipment with no continuing value is written off.

Foreign  Operations

Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translations." All balance sheet accounts have been translated using the exchange rate at the balance sheet date. Income Statement accounts have been translated using the average exchange rates for the year. The Company owns a 33.3% interest in UEC which was organized in and operates in Ukraine. In 2002 the average exchange rate used to record income was .19311 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .19390 functional currency to U.S. dollars. In 2001 the average exchange rate used to record income was .18601 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .18680 functional currency to U.S. dollars.

The summarized 2002 and 2001 financial information of UEC presented in accord with U.S. GAAP and translated into U.S. dollars is presented as follows:

                           UNITED ENGINEERING COMPANY
                            DNIPROPETROVSK, UKRAINE

                                                         2002           2001
                                                     -----------    -----------
Current  Assets                                      $   736,000    $ 1,076,000
Non  Current  Assets                                     310,000        306,000
                                                     -----------    -----------
        Total  Assets                                  1,046,000      1,382,000

Current  Liabilities                                     105,000        268,000
Non  Current  Liabilities                                      0              0
                                                     -----------    -----------
        Total  Liabilities                               105,000        268,000

Equity                                                   941,000      1,114,000
                                                     -----------    -----------
        Total  Liabilities  and  Equity                1,046,000      1,382,000

Sales                                                  1,642,000      2,153,000

Gross  Profit                                            342,000      1,171,970
Operating  Expense                                       483,360        779,489
                                                     -----------    -----------
        Net  (Loss)  Income                          $  (141,360)   $   392,481
                                                     ===========    ===========

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002, DECEMBER 31, 2001


Loss  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding. The Company had net losses of $1,052,773 in 2002 and $1,594,391 in 2001 and accordingly basic and diluted earnings per share are the same because any dilutive or potentially dilutive securities would be antidilutive.

Issuance  of  Shares  for  Services  and  Interest

Valuation of shares for services and interest is based on the fair market value of services and the stated interest rates on notes payable. In 2002 244,764 shares were issued in exchange for $181,250 in management and marketing services. The cost of the services has been charged to operations and additional paid in capital has been increased by $181,005 representing the excess of the cost of the services over the par value of the common stock issued. Also in 2002 the Company issued 430,361 shares of common stock for interest on notes payable to shareholders with the cost charged to operations, and additional paid in capital increased by $318,257 representing the excess of the interest expense over the par value of the common stock issued.

In 2001 the Company exchanged 1,135,000 shares of common stock for $756,690 in compensation expense charged to operations, and additional paid in capital increased by the excess of compensation expense over the par value of the common stock issued, $755,555.

Preferred  Stock

On December 28, 1995 the Company authorized the issuance of 75,669 shares of Series A preferred stock, $10.00 face amount, .001 par value which pays a cumulative dividend on net corporate profit equal to 8% of the face amount of the outstanding stock. If the Company does not realize profits, preferred stock dividends are not accruable. Such preferred Series A stock is preferred over all common stock in the event of corporate liquidation and dissolution to the extent of its unredeemed face amount.

On September 29, 2000 the Board of Directors approved converting all preferred shares outstanding to common stock. In 2001 75,669 preferred shares were converted to 1,210,704 common shares as compensation for unpaid services recorded at $756,690 in compensation expense with corresponding entries to common stock and paid in capital.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting  Pronouncements  Adopted

During 2002, the Financial Accounting Standards Board issued the following statements of financial accounting standards ("SFAS"). Adoption of these standards did not have a material effect on the financial position, results of operations, or on discloses within the financial statements.

          (1)  SFAS  No  142  -  Goodwill  and  Intangible  Assets
          (2)  SFAS  No  143  -  Retirement  of  Tangible  Long  Lived  Assets
          (3)  SFAS  No  144  -  Impairment  on  Disposal  of  Long Lived Assets

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002, DECEMBER 31, 2001


During 2001 the Financial Accounting Standards Board issued the following Statement of Financial Accounting Standards ("SFAS"). Adoption of this standard did not have a material effect on its financial position, results of operations, or on disclosures within the financial statements.

          (1)  SFAS  No  141  -  Business  Combinations

Income  Taxes

The Company records its income tax provision in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes." (See Note 3)

                                     NOTE 2
                BASIS OF PRESENTATION AND CONSIDERATIONS RELATED
                     TO CONTINUED EXISTENCE (GOING CONCERN)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,052,773 for the year ended December 31, 2002 and $1,594,391 for the year ended December 31, 2001 and these factors combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise additional operating funds through equity and/or debt offerings and the sale of technologies. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings, or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long term revenues. A major component of planned future operations involves the construction of animal waste and disposal facilities for either sale and/or lease and these undertakings are only possible from outside financing. In 2002 the company began carbon dioxide separator equipment installation at the Chastain landfill in Mobile, Alabama. By the end of 2002 the Company invested $1,159,788 in Ukraine manufactured equipment of which $92,474 was unpaid at December 31, 2002. The Company expects to spend an estimated additional $300,000 in 2003 to complete the installation and debugging process. Although this technology has proven successful in Ukraine it is new to the United States making it unclear if further funding beyond this amount will be necessary.

The possible consequences of not obtaining additional financing for either farm waste disposal, tissue bonding research, and/or carbon dioxide projects are operations ceasing resulting in liquidation of the Company.

                                     NOTE 3
                                  INCOME TAXES

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

With the Company not generating taxable income since inception, no provision for income taxes has been provided. At December 31, 2002 net operating loss carryforward will exceed $2,000,000 making it reasonably uncertain if any of these loss carryforwards will result in tax benefits.

                                     NOTE 4
                    INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of UEC, a Ukraine and U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC's

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002, DECEMBER 31, 2001


equity were owned by several Ukrainian organizations one of which was the State Property Fund of Ukraine. All UEC decisions require a 75% shareholder vote. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor. UEC holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. To complete its authorized capital during the year ending December 31, 2000, approximately 9 UEC employees were given the opportunity to purchase stock and paid 26,100 gryvna (approximately $4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of its 20,000 registered shares that was authorized by UEC with the Company owning 6,666 shares or 33.3% ownership. For the year ended December 31, 2002 UEC had $1,046,000 in assets and $105,000 in liabilities for a net worth of $941,000 in U.S. dollars. For the year ended December 31, 2001 UEC had revenues of $1,382,000 in assets and $268,000 in liabilities for a net worth of $1,114,000 in U.S. dollars.

A portion of investment, which is included in the UEC investment account, is considered a Founders Fund and has special priority in the event of liquidation. In 1994 the Company made its original investment in UEC which included contributing  $73,843  in  autos,  equipment and furniture.  The Company and UEC agreed that in the event of UEC liquidating, $73,843 would be repaid to the Company in preference to all creditors. As an incentive to encourage foreign investment, the Ukraine government has guaranteed repayment if, upon liquidation, UEC has insufficient funds to do so. This special funding arrangement continues to exist but for presentation purposes is included as part of the UEC investment account on the balance sheet.

                                     NOTE 5
                                CSMG GASTECH, LLC

In 2001 CSMG Gastech, LLC was formed in which the Company owns 89.7% interest. The consolidated financial statements show $206,000 in Membership Capital representing the investment of 8 members. Originally 10 membership interests were sold but, due to an inquiry by the Texas Security Commission, each investor was given the opportunity to rescind their investment. Two memberships were rescinded requiring two $10,000 capital contributions with interest to be returned. It was alleged that membership interests were sold without disclosing that Resource Technology Corporation, the company owing landfill contracts at CO2 installation sites, was in chapter 11 business reorganization. Both the Company and the Texas Securities Commission contacted all investors and eight memberships reaffirming their investments.

                                     NOTE 6
                          NOTES PAYABLE TO STOCKHOLDERS

Notes to shareholders consist of 48 short-term (generally one year) interest bearing unsecured notes with varying maturity dates the most common interest rate being 11% per annum on the unpaid balance. On December 31, 2002 notes payable to shareholders totaled $2,492,039 with interest expense of $359,879 as follows:

          a.  Cash  paid  to  noteholders            $  13,930
          b.  Common stock  issued  for  interest      318,687
          c.  Accrued  interest  through  12/31/02      27,262
                                                     ---------
                                                     $ 359,879

The Company currently owes Stonegate Management $691,940 in past due principal and interest as of December 31, 2002. Specifically, four notes with original principals of $362,000, $100,000, $53,000 and $115,000 (total $630,000) all came due in 2002 and the Company's attorney is currently in negotiations with Stonegate to restructure a repayment schedule. At the date of the audit a revised payment schedule on restructuring agreement has not been finalized.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002, DECEMBER 31, 2001


December 31, 2001 notes payable to shareholders totaled $1,655,777 with interest expense of $221,629 as follows:

          a.  Cash  paid  to  noteholders             $  20,249
          b.  Common  stock  issued  for  interest       93,000
          c.  Accrued  interest  through  12/31/01    $ 108,380
                                                      ---------
                                                      $ 221,629

ITEM 9.     DIRECTORS,   EXECUTIVE   OFFICERS,  PROMOTERS  AND  CONTROL PERSONS;
           COMPLIANCE  WITH  SECTION  16(a)  OF  THE EXCHANGE  ACT

     Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                                                    Director's
                                                                 Director             Term
      Person                      Positions  and  Offices          Since             Expires
-----------------------           -----------------------        --------           ----------
Esmeralda  G.  Robbins,  58       Chairman  of the Board            1992              2003
                                  of  Directors

Donald  S.  Robbins,  58          President,  Chief                 1992              2003
                                  Executive  Officer  and
                                  Director

Gordon  W.  Allison,  76          Executive  Vice  Presi-           1992              2003
                                  dent,  Chief  Financial
                                  Officer,  Secretary  and
                                  Director

James  Workman,  75               Director                          1998              2003

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

     Donald S. Robbins, President and Chief Executive Officer. Mr. Robbins is a founder of our company and currently serves as President, Chief Executive Officer and Board Member. Mr. Robbins has been instrumental in developing relationships with the company's foreign and domestic partners and oversees the management of the company, as well as any new technology acquisitions, evaluation and investment. These acquisitions have included state of the art technologies, such as Live Soft Biological Tissue Bonding for humans and animals and CO2 separation technologies for landfill gas and anaerobic animal waste processing. Prior to founding our company, Mr. Robbins gained extensive experience in the financial services and insurance industries, where he held numerous licenses such as Registered Investment Advisor and Registered Principal. He was nationally recognized in the financial services industry and has lectured in public seminars as well as industry related symposiums. During his 22 years in the financial services industry, Mr. Robbins has received over

140 awards and honors including numerous "Man of the Year" awards from multinational financial service and insurance companies. Mr. Robbins is also President and CEO of Live Tissue Connect, Inc. and Chairman and CEO of Anaerobic Farm Waste, Inc., both of which are subsidiaries of our company. Mr. Robbins is on the Supervisory Council of United Engineering Company and serves as a foreign member of the International Association of Welding of the E. O. Paton Institute of Electric Welding National Academy of Sciences of Ukraine. He devotes all his time to the affairs of our company.

     Gordon W. Allison, Executive Vice President and Chief Financial Officer. Mr. Allison is a founder of our company and serves as its Executive Vice President, Chief Financial Officer and Board Member. Mr. Allison is responsible for the company's public regulatory issues and coordination, as well as U.S. operations when Mr. Robbins is out of the country. Mr. Allison also serves as President of Anaerobic Farm Waste, Inc., where he is responsible for the company's everyday operations. Mr. Allison has an exceptional track record, with over 35 years in the insurance services industry, of which 28 years were in executive management level positions for public companies. Mr. Allison is also Secretary Treasurer and CFO of Live Tissue Connect, Inc., a subsidiary of our company. Mr. Allison served as a bank director and served as a Trustee of Oklahoma City University for 21 years. He has received a number of industry and public service honors and awards. He devotes all his time to the affairs of our company.

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

     Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act.
     ---------------------------------------------------------------------

     Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange  Act  during  the  most  recent  fiscal  year  or  prior  fiscal years:

                                                                        No. of Failures
                                                 No. of Transactions       to File a
                         No. of Late Reports     Not Timely Reported     Required Report
                         -------------------     -------------------    ----------------
Esmeralda G. Robbins            None                    None                   None
Donald S. Robbins               None                    None                   None
Gordon W. Allison               None                    None                   None
James Workman                   None                    None                   None

ITEM 10.     EXECUTIVE  COMPENSATION

     Set forth below is the aggregate compensation during fiscal years 2000, and 2001 of the chief executive officer of the company. During the period, no executive officer of the company received compensation that exceeded $100,000.


            Name                 Fiscal Year  Annual Salary   Other Compensation
            ----                 -----------  -------------   ------------------
Donald S. Robbins, President         2002       $  69,514        $       0
Gordon Allison, Exec. Vice Pres.     2002       $  32,356        $       0
Donald S. Robbins, President         2001       $  99,678        $ 438,222
Gordon Allison, Exec. Vice Pres.     2001       $  48,500        $ 317,333
Donald S. Robbins, President         2000       $ 131,295          None

     Set forth below is information concerning each exercise of stock options during the last fiscal year by each of the named executive officers and the fiscal year-end values of unexercised options, provided on an aggregated basis:

                                                No.  of  Shares
                                                  Underlying         Value  of  Unexercised
                                             Unexercised  Options        In-the-Money
                       Shares                   at  FY-End            Options  at  FY-End
                      Acquired     Value        Exercisable/              Exercisable/
       Name        or Exercised   Realized      Unexercisable             Unexercisable
       ----        ------------   --------   --------------------    ----------------------
Donald S. Robbins        0            0            725,000/0                 $415,875/0
Gordon W. Allison        0            0            725,000/0                 $415,875/0

     Directors of the company receive no compensation for their services as directors.

ITEM 11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT

     The table below sets forth, as of March 31, 2003, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

                                                   Number  of
                                                   Shares  of
     Name  and  Address                            Common  Stock      Percent
     ------------------                           --------------      -------
     Esmeralda  G.  Robbins(1)(2)                    250,000            3.5
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471

     Donald  S.  Robbins(2)(3)                     1,476,250           20.5
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471


     Gordon  W.  Allison(4)                        1,575,400           21.8
     P.  O.  Box  770304
     Oklahoma  City,  Oklahoma  73177

     James  Workman                                   70,000            1.0
     1826  War  Eagle  Street
     North  Little  Rock,  AR  72116

     Officers  and  Directors                      3,371,650           46.8
     as  a  group  (4  persons)
     --------------------------

(1) These shares are held of record by the Esmeralda G. Robbins Family Limited Partnership.

(2)     Esmeralda  G.  Robbins  and  Donald  S.  Robbins  are  wife and husband.

(3) These shares are held of record by the Donald S. Robbins Family Limited Partnership.

(4) 341,600 of these shares are held of record by Electronic Data Service, Inc., an Oklahoma corporation, of which Mr. Allison is an officer, director and 100 percent beneficial shareholder.

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

          10.10      -     Operating  Agreement   o f  June  14,  2001   between
                           Consortium   Service  Management   Group,  Inc.   and
                           Resource Technology Corporation***

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

          10.18      -     Contract    IAW-USA    008-PR  between  International
                           Association Welding,  Kiev,  Ukraine  and  Consortium
                           Service Management Group, Inc.***

          10.19      -     Natural  Gas  Purchase Agreement  of  June  20,  2000
                           between  Texas  Energy  Transfer  Company,  Ltd.  and
                           Resource Technology Corp.****

          10.20      -     Agency  Agreement   between   Joint   Stock   Company
                           "Sumy Frunze Machine-Building Science and  Production
                           Association"  of  Ukraine  and   Consortium   Service
                           Management  Group,  Inc.

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

          99         -     Ukraine  Ministry   of  Health,   State   Department,
                           Certificate of  State  Registration  No.  1105-193***

     *Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.



(b)     Reports  on  Form  8-K

        None

ITEM 14.     CONTROLS AND PROCEDURES

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

                                       CONSORTIUM  SERVICE  MANAGEMENT
                                       GROUP,  INC.


                                       By:/s/  Donald  S.  Robbins
Date:  April  15,  2003                   --------------------------------------
                                          Donald  S.  Robbins,  Chief Executive
                                            Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       /s/  Donald  S.  Robbins
Date:  April  15,  2003                -----------------------------------------
                                       Donald  S.  Robbins,  President,  Chief
                                         Executive  Officer  and  Director


                                       /s/  Esmeralda  G.  Robbins
Date:  April  15,  2003                -----------------------------------------
                                       Esmeralda G.  Robbins,  Chairman  of  the
                                         Board  and  Director


                                       /s/  Gordon  W.  Allison
Date:  April  15,  2003                -----------------------------------------
                                       Gordon  W.  Allison,  Chief Financial
                                         Officer and  Director


                                       /s/  James  Workman
Date:  April  15,  2003                -----------------------------------------
                                       James  Workman,  Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Donald  S. Robbins, Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Consortium Service Management Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April  15,  2003
                                       /s/  Donald  S.  Robbins
                                       -----------------------------------------
                                       Donald  S.  Robbins
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Gordon  W. Allison, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Consortium Service Management Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April  15,  2003
                                       /s/  Gordon  W.  Allison
                                       -----------------------------------------
                                       Gordon  W.  Allison
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Consortium Service Management Group, Inc., (the "Company") on Form 10-KSB for the year ended December 31, 2002 (the "Report"), I, Donald S. Robbins, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/  Donald  S.  Robbins
Dated:  April  15,  2003               -----------------------------------------
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

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Consortium Service Management Group, Inc., (the "Company") on Form 10-KSB for the year ended December 31, 2002 (the "Report"), I, Gordon W. Allison, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/  Gordon  W.  Allison
Dated:  April  15,  2003               ----------------------------------------
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

                    Consortium Service Management Group, Inc.
                          Commission File No. 0-27359

                                  EXHIBIT INDEX

                                  FORM 10-KSB
                  For the fiscal year ended December 31, 2002


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

          10.10      -     Operating  Agreement   o f  June  14,  2001   between
                           Consortium   Service  Management   Group,  Inc.   and
                           Resource Technology Corporation***

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

          10.18      -     Contract    IAW-USA    008-PR  between  International
                           Association Welding,  Kiev,  Ukraine  and  Consortium
                           Service Management Group, Inc.***

          10.19      -     Natural  Gas  Purchase Agreement  of  June  20,  2000
                           between  Texas  Energy  Transfer  Company,  Ltd.  and
                           Resource Technology Corp.****

          10.20      -     Agency  Agreement   between   Joint   Stock   Company
                           "Sumy Frunze Machine-Building Science and  Production
                           Association"  of  Ukraine  and   Consortium   Service
                           Management  Group,  Inc.

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

          99         -     Ukraine  Ministry   of  Health,   State   Department,
                           Certificate of  State  Registration  No.  1105-193***

     *Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

                        AGENCY AGREEMENT No. __________

                                                                   Ukraine, Sumy
                                                                          , 2002
                                                             -------------


Joint Stock Company "Sumy Frunze Machine-Building Science and Production Association" of Ukraine, hereinafter referred to as the "The Principal" on the one part, and Consortium Service Management Group, Inc., United States of America, hereinafter referred to as Agent and "The Agent" on the other part, hereinafter jointly referred to as "Parties", have entered into the present Agreement hereinafter referred to as "AGREEMENT" as provided herein below:

1.   AGREEMENT  Subject

     1.1. The Principal entrusts and the Agent hereby undertakes to represent the Principal as an exclusive Agent to represent the Principal and to render services as to selling the Equipment manufactured by Principal's and provided in Attachment No. 1 to AGREEMENT being an integral part therein, hereinafter referred to as "EQUIPMENT" within the boundaries of the United States of America, Mexico and Canada hereinafter referred to as the "TERRITORY", as well as related services, such as commissioning, start-up, bringing into operation, personal training and after-sales services, hereinafter referred to as "SERVICES".

     1.2. The Agent, will act the part of the Principal on the TERRITORY and will act in accordance with AGREEMENT and mutual written agreements between the Agent and the Principal.

     1.3. The Agent will have the right to offer the Principal's EQUIPMENT to the Buyers outside the TERRITORY where the AGREEMENT is currently in force with the written consent of the Principal.

     1.4. It will be a breach of rights entitled to the Agent in accordance with the AGREEMENT during selling of the EQUIPMENT or rendering SERVICES by the Principal on the TERRITORY directly to third parties.

2.   Agent's  Obligations

     For  the  duration  of  the  present  Agreement,  the  Agent  undertakes:

     2.1. To safeguard bonafidely the Principal's commercial, financial and other interests.

     2.2.    To  act  in  full  cooperation  with  the  Principal.

     2.3. Not to represent directly or indirectly on the TERRITORY any other firm competing with the Principal without the Principal's consent.

                                                                   Exhibit 10.20
                                                               Page 1 of 8 Pages

     2.4. To deal with the Buyers in state and private sections and keep the Principal informed about all offers for the EQUIPMENT and SERVICES purchases and to take measures for increase in sales volume.

     2.5. To render assistance to the Principal in amicable regulating of the possible claims and disputes.

     2.6. To negotiate with the Buyers and to participate in coordinating the terms of trade transactions on the basis of the Principal's draft contracts.

     2.7. To coordinate with the Principal tenders declared on the TERRITORY in due time in order for the Principal to provide Agent with the documents necessary for participation.

     2.8. To participate in tenders having the authority of the Principal and to inform him about the results of their activity.

     2.9. To assist in earnest the proper fulfillment by the Buyers of the contract obligations, in particular to render assistance to the Principal in realization of payments from the Buyers under the concluded contracts.

     2.10. To qualify the Buyers financial situation, assist in structuring the buyers equipment financing and inform, in this respect, the Principal about all possible cases of damages to the Principal.

     2.11. Not to disclose confidential and other data of the Principals supplied to him in the course of its activity as intermediary.

     2.12. To organize systematically, at his own expense, the advertising of the EQUIPMENT in such form and to such event that successful marketing of the EQUIPMENT on the TERRITORY should be ensured using for this purpose the press, radio, TV, cinema, catalogues and other means of on the basis of printed material provided by the Principal, to demonstrate the EQUIPMENT in operation using International and special Exhibitions and Fairs on the TERRITORY.

     2.13. Each quarter of the year to inform the Principal of the market's developments on the TERRITORY including the developments of legislative character which concern the foreign trade and agency agreements and represent the interests to the Principal. The information have to be confirmed, if possible by the price lists, offers, contracts and legislative documents.

     2.14. Annually in January/July to submit to Principal report on the activity of Agent on the marketing of the EQUIPMENT sold on the TERRITORY, and to provide Principal with the information about the development of the market and about the activity of competitors of the EQUIPMENT in the issue of prices and conditions of its selling.

     2.15. Develop a sales force for the agent to market the Principal's equipment.

                                                                   Exhibit 10.20
                                                               Page 2 of 8 Pages

     2.16. Arrange for personnel to travel to Sumy FRUNZE for product orientation, technical training and instructions for equipment operators and service.

     2.17. Agent may order and resale Principal's equipment or deal direct with customer and Principal without being in violation of this agreement.

     2.18. Agent has the right to arrange financing for customer or dealer in purchasing Principal's equipment.

3.   Principal's  Obligations

     For  the  duration  of  the  AGREEMENT  the  Principal  undertakes:

     3.1. To render earnest assistance to the Agent in the increasing volume of sales on the TERRITORY and finding new ways of the EQUIPMENT trade development.

     3.2. Immediately inform the Agent about the production of new EQUIPMENT developed, types of modification of the existing ones, if possible, as per demand on the TERRITORY.

     3.3. To make over to the Agent materials necessary for advertisement and sales of the EQUIPMENT; catalogues, drawings, technical documents, etc.

     3.4. To inform the Agent well in advance of the Principal's intention to participate in tenders.

     3.5. To send its specialists to the Agreed Territory to render technical assistance to the Buyers in assembling, erection, putting into operation and service, if required or on the basis of separate contracts.

     3.6.    Provide  technical  training   and  instructions  for equipment and
operation and service to Agent's personnel at the FRUNZE plant in SUMY Ukraine or in the territory as agreed by both parties.

     3.7. Provide assistance to Agent in thorough project planning and equipment technical design as needed by dealer to compete in the design as needed by dealer to compete in the North American Market.

     3.8. Provide in-depth assistance to Agent's personnel for servicing of principal's warranty issues.

4.   Agent's  remuneration

     4.1. For the fulfillment of its obligations under the Agreement and if any contracts are concluded between the Principal and Agent or buyer due to the

                                                                   Exhibit 10.20
                                                               Page 3 of 8 Pages

Agent's activity, the Agent will be entitled a commission fee, the rate of which is subject to reconciliation of the parties in each particular case by signing the additional agreements.

             The agreed rate will be valid if the EQUIPMENT or SERVICES are sold at prices not lower than those ones agreed between the Parties before signing of a contract (submission of tender quotation).

             Any cases of selling EQUIPMENT or SERVICES at prices lower than those agreed between the Parties must be subject to additional reconciliation between Parties.

             If in the course of contractual negotiations the price of the EQUIPMENT or SERVICES is reduced, and, respectively, the price of the concluded contract appears to be lower than the one preliminary agreed by the Parties, the Agent will be entitle a commission rate proportionally reduced compared with initially agreed.

     4.2. The commission fee is paid to the Agent's bank account by installments in proportion to payments received by the Principal from final buyer. Each installment will be paid within thirty (30) days following the receipt by the Principal of his share of the total amount due under the contract with final buyer.

     4.3. Should Agent purchase equipment in its own account for resale Agent shall retain all remuneration between agent's purchase price from Principal and agent's resale price. In this event Agent will be Principal's customer.

     4.4. All banking expenses related to the Agreement implementation out of the Territory are born by the Principal.

     4.5.    The  type  of  payment  documents  -  bank  order.

     4.6.    Payment  currency  is  US  Dollars.

     4.7. The Agent is obliged to submit to the Principal by April 2003 a written confirmation that the Agent is a resident of the USA, issued in accordance with the form approved by the Order of the Cabinet of Ministers of Ukraine #470 dated May 6, 2001 or with the form established by the legislation of USA.

             In case when the Agent does not submit to the Principal by April 2003 the document stipulated in item 4.4 of the Agency Agreement, the Principal will keep back and transfer in established manner to the budget of Ukraine the repatriation tax form the agency commission in the amount of 15% of remuneration.

5.   Arbitration

     5.1. Both Parties will take all the measures to settle amicably all the disputes and differences arising from or connected with the AGREEMENT. For disputes in Ukraine settlement shall be by a court of arbitration in World

                                                                   Exhibit 10.20
                                                               Page 4 of 8 Pages

International Commercial Arbitral Court of Chamber of Commerce and Industry of Ukraine according to the Procedure of this Legal Body and mutually agreed upon by both Parties. Arbitration shall be final and binding upon both Parties. For dispute outside Ukraine settlement shall be by in the Texas State court, Nueces County according to the Procedure of this Legal Body and mutually agreed upon by both Parties. Arbitration shall be final and binding upon both Parties.

6.   Force-majeure

     6.1. Should circumstances arise which prevent either of the Parties from, complete or partial fulfillment of their obligations under the AGREEMENT, such as fire, acts of elements, war, military operations of any nature, blockage, export or import prohibitions, or strike in the country, accident in the plant other circumstances beyond the control of the parties concerned, the date of fulfillment of their obligations will be postponed in accordance with the time during such circumstances prevail.

     6.2. If the above circumstances are in force for over 6 months, each of the Parties have the right to refuse the fulfillment of their obligations under the AGREEMENT.

7.   Other  Conditions

     7.1. The Contracts will be concluded directly between the Agent and the Buyer of the EQUIPMENT and SERVICES.

     7.2. All negotiations and correspondence between the Parties concerning the subject of the AGREEMENT that have take place prior to its signing shall be considered null and void from the day of its signing.

     7.3. Any amendments or supplements to the AGREEMENT will be valid only if they are made in by duly authorized representatives of writing and signed by both Parties.

     7.4. Neither the Principal nor the Agent shall be entitled to transfer its rights and obligations under the AGREEMENT to any third party without the written consent of the other Party. However Agent has the right to transfer its rights under this agreement to a Subsidiary of the Agent established for the purpose marketing equipment and promotion of Principals products, services and name.

     7.5. Upon expiration of the AGREEMENT, all materials supplied by either Party for which no payment has been made shall be returned to the supplying Party.

     7.6. All taxes, fees, duties and all the other expenses, connected with execution and fulfillment of the AGREEMENT and contracts on the Principal's territory shall be paid by Principal, and out of Principal's territory shall be paid by the Agent.

     7.7. The Agent shall use its best efforts to achieve annual sales exceeding 1 000 000 (One Million) US Dollars.

                                                                   Exhibit 10.20
                                                               Page 5 of 8 Pages

8.   The  Term  of  Validity  of  AGREEMENT

     8.1. AGREEMENT shall enter into force upon its execution by both Parties and shall remain in force for a period of ten (10) years from the date of execution and will be renewed automatically with 10 year extensions unless some of the parties inform by register letter to the other the intention to cancelled three months before expiration date.

     8.2. This AGREEMENT may be terminated by either Party if the other Party violates the material terms of the AGREEMENT and such violation does not stop within three (3) month period of cure following notice given by the Party alleging the violation. All notices under the AGREEMENT shall be in writing in the English or Russian language and sent by messenger, prepaid registered airmail, or by confirmed facsimile to the address of the Party being notified.

     8.3.    Irrespective  of   the  expiration   of  the   AGREEMENT   or   its
cancellation the Parties are to fulfill their obligations during the period of its validity.

     8.4. This AGREEMENT shall be governed by Ukrainian material law for issues within the Ukraine and U.S. law for issues outside the Ukraine and U.S. law for issues outside the Ukraine.

     8.5. If one or several provisions of the AGREEMENT shall be found invalid, illegal, or unenforceable, this shall not effect the validity, legality, or enforceability of the other provisions of the AGREEMENT, and the Parties shall pay every effort to substitute a new, legally effective provisions for any invalid one.

     8.6. Both parties agree to cooperate in adding addendums to the agreement as needed to insure the success of the business described in the agreement.

     8.7. The AGREEMENT is executed in 2 (two) originals, simultaneously in English and Russian language, the one original - to each of the parties. If there are any discrepancies between English and Russian, English wording prevails. Each copy has equal legal force.

9.   Legal  addresses  of  the  Parties:

     9.1.    The  Principal
     ----------------------

             JSC  "Sumy  Frunze  NPO"
             58,  Gorkogo  St.,  40004,  Sumy,  Ukraine
             Tel     38  0542  24  36  66,  38  0542  21  09  66
             Fax     38  0542  24  34  57
             e-mail:  fortrade@frunze.com.ua

                                                                   Exhibit 10.20
                                                               Page 6 of 8 Pages

     9.2.     The  Agent:
     --------------------

             Consortium  Service  Management  Group,  Inc.
             701  CCNB  North  Tower,  500  N.  Shoreline
             Corpus  Christi,  Texas  78471  USA
             Tel     1  361  887  75  46
             Fax     361  884  07  92
             e-mail:  csmg@sbcglobal.net


                              Principal/


                              /s/  V.M.  Lukyanenko

                              V.M.  Lukyanenko
                              Chairman  of  the  Board,   acting  on  the  basis
                                   of  Statute

                              Agent/Azeum:


                              /s/  Donald  S.  Robbins

                              D.S.  Robbins/[Russian]
                              President and CEO acting on the basis of Charter [Russian]
















                                                                   Exhibit 10.20
                                                               Page 7 of 8 Pages

                                            Attachment No. 1 to Agency Agreement
                                             No. ________ dated ___________ 2002

               The  list  of  equipment  manufactured  by  the  Principal

1.   EQUIPMENT  FOR  OIL  AND  GAS  PRODUCTION  AND  PROCESSING
     Gas  transfer  turbocompressor  packages  with  spare  parts
     Automated  compressor  stations  and  plants
     Shut-off  valves
     Condensate  processing  plant
     Well  workover  rig
     Clay separator for drilling waste cleaning (on centrifuge basis) Gas preparation plant
     Equipment  for  oil  terminals
2. EQUIPMENT FOR TRANSFER OF MOTOR TRANSPORT TO NATURAL AND LIQUEFIED GAS Gas-filling compressor stations AGNKS
     Vehicle  gas-fuelling  compressor  stations  AGZS
     Mobile  gas  fuelers
     Block-container  sections
3.   EQUIPMENT  FOR  CHEMICAL  PLANTS
     Pressurized  vessels  equipment
     Heat  exchangers
     Column  apparatus
4.   COMPRESSORS
     Compressors  for  oil  refining  industry
     Compressors  for  natural  and  casing-head  gas  compression
     Compressors  for  liquefied  gases  production
     Compressors  for  polyethylene  production
     Compressors  for  mineral  fertilisers  production
     Compressors  for  gas-filling  stations
     Air compressors of general industrial purpose and special purpose Screw compressors for industrial refrigerating installations
     Mobile  compressor  units
     Liquid-packed  ring  compressors
5.   PUMPS
     Pumps  for  nuclear  power  stations
     Pumps  of  general  industrial  purpose
6.   OTHER  EQUIPMENT
     Landfill  systems
     Equipment  for  aluminum  production
     Air  cooling  equipment
     Balancing  equipment
     Production  of  extruded  profiles  made  of  aluminum  alloys
     Heat  and  sound  insulating  materials  and  their  products

7. Agent may sell the Principal's Kellys and Collars in the territory on a non-exclusive basis.

The  Principal:                              The  Agent:

/s/  V.M.  Lukyanenko                        /s/  Donald  S.  Robbins
----------------------------------           -----------------------------------
V.M.  Lukyanenko                             D.S.  Robbins
Chairman  of  the  Board                     President  and  CEO

                                                                   Exhibit 10.20
                                                               Page 8 of 8 Pages