Form 10QSB
period 2003-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2003-05-20
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

As  of  May  14,  2003,  there  were 7,361,700 shares of the Registrant's Common
Stock,  par  value  $0.001,  outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION



Item  1.          Financial  Statements

     Review  Letter                                                           3
     Consolidated  Balance  Sheet  March  31,  2003  and
       December  31,  2002                                                    4
     Consolidated Statement of Operations March 31, 2003 and 2002             6
     Consolidated Statement of Cash Flows March 31, 2003 and 2002             7
     Consolidated  Statement  of  Stockholders'  Equity  Three  Months
       Ended  March  31,  2003                                                8
     Notes to Financial Statements                                            9

To the Board of Directors and Stockholders of Consortium Service Management Group, Inc. and Subsidiaries

I have reviewed the accompanying balance sheets of Consortium Service Management Group, Inc. and Subsidiaries as of March 31, 2003 and December 31, 2002, and the related Statements of Operations, Accumulated Deficits, and Cash Flows for the quarter and year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Consortium Service Management Group, Inc. and Subsidiaries.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Gary  Skibicki

Gary  Skibicki,  C.P.A.,  P.C.
Oklahoma  City,  OK
May  9,  2003

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                   Mar. 31, 2003  Dec. 31, 2002
                                                   -------------  -------------
Current  Assets
---------------
Cash                                               $      2,216   $      3,905

Fixed  Assets
-------------
Furniture  and  Equipment                                61,409         61,409
  Less:  Accumulated  Depreciation                      (53,099)       (51,171)
                                                   ------------   ------------
     Total  Fixed  Assets                          $      8,310   $     10,238

Other  Assets
-------------
Investment  -  United  Engineering  Co.                 277,598        314,428
Investment  -  CO2  Equipment                         1,396,349      1,159,788
Tissue  Bonding  Patent                                 234,387        197,959
     Less:  Accumulated  Amortization                   (13,014)       (10,514)
Tissue Bonding Equipment                                  2,500              -
Employee Advance                                         13,800              -
                                                   ------------   ------------
    Total  Other  Assets                           $  1,911,620   $  1,661,661

     Total  Assets                                 $  1,922,146   $  1,675,804
                                                   ============   ============




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM FINANCIAL
                                  STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)

                                  LIABILITIES
                                                   Mar. 31, 2003  Dec. 31, 2002
                                                   -------------  -------------
Current  Liabilities
--------------------
Accounts  Payable                                  $    382,690   $    326,767
Interest  Payable                                       163,939        163,939
Payroll  Taxes  Payable                                  17,708         17,708
Notes  Payable  to  Stockholders                      2,622,739      2,492,039
CO2  Equipment  Payable                                 201,024         92,474
Salaries Payable                                        122,000              -
                                                   ------------   ------------
     Total  Current  Liabilities                      3,510,100      3,092,927
                                                   ------------   ------------


Minority  Interest  in  Consolidated  Subsidiary        206,000        206,000


Stockholders'  Equity
---------------------
Common  Stock  $.001  par  value,  40,000,000             6,967          6,934
  shares  authorized;  6,966,500  shares  issued
  and  outstanding  at  March  31,  2003  and
  6,934,125  shares  issued  and  outstanding
  at  December  31,  2002
Additional  Paid  in  Capital                         4,305,476      4,285,509
Accumulated  Other  Comprehensive  (Loss)              (341,775)     (341,775)
Accumulated  (Deficit)                               (5,764,622)   (5,573,791)
                                                   ------------   ------------
     Total  Stockholders'  Equity                    (1,793,954)   (1,623,123)
                                                   ------------   ------------

     Total Liabilities and Stockholders' Equity    $  1,922,146   $ 1,675,804
                                                   ============   ===========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM FINANCIAL
                                  STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Jan. 1, 2003-   Jan. 1, 2002-
                                                   Mar. 31, 2003   Mar. 31, 2002
                                                   -------------   -------------
Revenue                                            $          -    $          -

General and Administrative Expenses                     145,094         107,771
  Funded R & D                                                -               -
  Cost of Funded R & D                                    8,910               -
  Net R & D Cost                                          8,910               -
                                                   ------------    ------------
    Operating (Loss)                                   (154,004)       (107,771)

Interest Income                                               3               6

Interest  in  Income  (Loss)  of
  Unconsolidated Companies                              (36,830)        (68,993)
                                                   ------------    ------------
    Net (Loss)                                     $   (190,831)   $   (176,758)
                                                   ============    ============

Basic and Diluted (Loss) Per Share                        (0.03)          (0.03)

Weighed Average Common Shares Outstanding             6,950,313       6,199,000


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM FINANCIAL
                                  STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Jan. 1, 2003-   Jan. 1, 2002-
                                                   Mar. 31, 2003   Mar. 31, 2002
                                                   -------------   -------------
Cash  Flows  from  Operating  Activities
----------------------------------------
Net  (Loss)                                        $   (190,831)   $   (176,758)
Dividends  from  Investees                                    -          11,200
Depreciation  and  Amortization                           4,428           4,007
Increase  (Decrease)  Accrued  Interest                       -          61,740
Increase Current Liabilities                            177,923               -
Equity  (Income)  Loss  from  Investee                   36,830          68,993
                                                   ------------    ------------
     Cash  Flows  from  Operating  Activities            28,350         (30,818)


Cash  Flows  from  Investing  Activities
----------------------------------------
Employee  Advance                                       (13,800)         (8,250)
Purchase  Equipment  and  Patent                       (166,939)         (2,385)
                                                   ------------    ------------
     Cash  Flows from Investing Activities             (180,739)        (10,635)


Cash  Flows  From  Financing  Activities
----------------------------------------
Increase  (Decrease)  Notes  Payable                    130,700          28,079
Sell Stock                                               20,000               -
                                                   ------------    ------------
     Cash Flows from  Financing Activities              150,700          28,079

Net  Increase  (Decrease)  in  Cash                      (1,689)        (13,374)
Cash  Beginning  of  Period                               3,905          14,397
                                                   ------------    ------------

Cash  End  of  Period                              $      2,216    $      1,023
                                                   ============    ============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM FINANCIAL
                                  STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2003


                                                                Accumulated
                                                                   Other
                            No. Common    Par    Add'l Paid     Comprehensive   Accumulated
                              Shares     Value   In Capital        Deficit        Deficit        Total
                            ---------   ------   ----------    --------------   -----------   ------------
Balance January 31, 2003    6,934,125   $ 6,934  $ 4,285,509    $ (341,775)     $(5,573,791)  $(1,623,123)

Common  Stock  Sold            32,375        33       19,967             -                -        20,000

Net (Loss)                          -         -            -             -          (190,831)    (190,831)
                            ---------   -------  -----------    ----------      ------------  -----------

Balance March 31, 2003      6,966,500   $ 6,967  $ 4,305,476    $ (341,775)     $ (5,764,622) $(1,793,954)
                            =========   =======  ===========    ==========      ============  ===========




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM FINANCIAL
                                  STATEMENTS.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2002.

                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(190,831) for the three months ended March 31, 2003 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net loses:

                                               Jan  1,  2003-     Jan  1,  2002-
                                               Mar  31,  2003     Mar  31,  2002
                                               --------------     --------------
Sales                                           $   228,973         $   414,140
Gross  Profit                                        26,296            (106,941)
Net  (Loss)                                     $  (110,490)        $  (206,979)

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

     Results  of Operations - First Quarter of 2003 Compared to First Quarter of
     ---------------------------------------------------------------------------
2002
----

     We  had  no  revenues  in  Q1  2003,  compared  to  no revenues in Q1 2002.

     Operating expenses increased by $46,233 or 43 percent during Q1 2003 as compared with operating expenses during Q1 2002. Operating expenses were $154,004 in Q1 2003 and were $107,771 in Q1 2002. The increase is attributable primarily to increased cost of CO2 equipment installation and tissue bonding development.

     We had a net loss from operations of $154,004 for Q1 2003, up considerably from a net loss of $107,771 for Q1 2002.

     We accrued a loss in Q1 2003 of $36,830 from our joint venture in Ukraine with United Engineering Company, as compared with a net loss of $68,993 from this activity in Q1 2002.

     Altogether, we reported a net loss in Q1 2003 of $190,831, or $0.03 a share, compared with a net loss in Q1 2002 of $176,758 or $0.03 a share.

     We were able to remain liquid during this quarter through (1) an increase in notes payable of $130,700, (2) an increase in current liabilities of $177,923, and (3) the sale of $20,000 of common stock.

     Outlook
     -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     We are optimistic for our future, particularly with regard to all of 2003. The status of our CO2 separator project in Chastang County, Alabama is that the installation was completed at the end of March 2003 and we plan to begin full scale start-up operations during May 2003.

     The status of our tissue bonding project is that we have completed more than 1,000 human surgeries in Ukraine clinical trials and continue to develop new methods of surgical procedures and tools. We have started the development of equipment from prototype model to a commercial model. During January 2003 we brought a team of qualified surgeons and engineers to Boston, Massachusetts for successful live surgery demonstrations for a major international medical device company.

     With regard to our farm waste anaerobic project, we expect contracts to be executed during the fourth fiscal quarter of 2003. We have met resistance from swine, dairy and poultry farmers in our efforts to sell our farm waste anaerobic plant, due to the long period of time required for small farms to recover the costs of the plant and due to falling producer prices in these industries. Our efforts at this time are concentrated on building a demonstration plant with Poultry Growers of Oklahoma. The growers are working with the Oklahoma Agriculture Commission in coordination with Anaerobic Farm Waste, Inc. for a loan grant to do an engineering and marketing feasibility study of building a plant in Southeast Oklahoma. Also, we have retained a Native American consultant to negotiate an arrangement with the Native American tribes for a grant from the U.S. Corps of Engineers to do a feasibility study for building an anaerobic plant in Northeastern Oklahoma. The resolution has been drawn but not signed as of this date.

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

          10.10       -     Operating  Agreement  of   June  14,  2002   between
                            Consortium  Service  Management  Group,  Inc.    and
                            Resource Technology Corporation***

          10.11       -     Contract   Agreement   Effective   August  14,  2001
                            between    Consortium    Service   Management Group/
                            Anaerobic Farm Waste Co. and Rondeau Anaerobic***

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

          10.18       -     Contract    IAW-USA   008-PR  between  International
                            Association Welding, Kiev,  Ukraine  and  Consortium
                            Service Management Group, Inc.***

          10.19       -     Natural  Gas  Purchase  Agreement  of  June 20, 2000
                            between  Texas  Energy  Transfer  Company,  Ltd. and
                            Resource Technology Corp.****

          10.20       -     Agency   Agreement   between   Joint  Stock  Company
                            "Sumy Frunze Machine-Building Science and Production
                            Association"  of   Ukraine  and  Consortium  Service
                            Management  Group,  Inc.+

          10.21       -     2003  Stock  Option  Plan  adopted  by  the board of
                            directors of Consortium  Service  Management  Group,
                            Inc.

          16          -     Letter dated January 29, 2001 from Jaak (Jack) Olesk
                            to Consortium Service  Management  Group,  Inc.  Re:
                            Termination as Auditor**

          99          -     Ukraine  Ministry   of   Health,  State  Department,
                            Certificate  of  State Registration No.  1105-193***

          99.1        -     Certification  of  Chief  Executive Officer pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2        -      Certification  of  Chief Financial Officer pursuant
                             to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

     +Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.


(b)     Forms  8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 14, 2003                    Consortium Service Management Group, Inc.


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



Date:  May  14,  2003
                                 /s/  Donald  S.  Robbins
                                 -----------------------------------------------
                                 Donald  S.  Robbins
                                 Chief  Executive  Officer

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



Date:  May  14,  2003
                                    /s/  Gordon  W.  Allison
                                    --------------------------------------------
                                    Gordon  W.  Allison
                                    Chief  Financial  Officer

                    Consortium Service Management Group, Inc.
                          Commission File No. 0-27359

                                  EXHIBIT INDEX

                                  FORM 10-QSB
                  For the quarterly period ended Mach 31, 2003


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

          10.10       -     Operating  Agreement  of   June  14,  2002   between
                            Consortium  Service  Management  Group,  Inc.    and
                            Resource Technology Corporation***

          10.11       -     Contract   Agreement   Effective   August  14,  2001
                            between    Consortium    Service   Management Group/
                            Anaerobic Farm Waste Co. and Rondeau Anaerobic***

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

          10.19       -     Natural  Gas  Purchase  Agreement  of  June 20, 2000
                            between  Texas  Energy  Transfer  Company,  Ltd. and
                            Resource Technology Corp.****

          10.20       -     Agency   Agreement   between   Joint  Stock  Company
                            "Sumy Frunze Machine-Building Science and Production
                            Association"  of   Ukraine  and  Consortium  Service
                            Management  Group,  Inc.+

          10.21       -     2003  Stock  Option  Plan  adopted  by  the board of
                            directors of Consortium  Service  Management  Group,
                            Inc.

          16          -     Letter dated January 29, 2001 from Jaak (Jack) Olesk
                            to Consortium Service  Management  Group,  Inc.  Re:
                            Termination as Auditor**

          99          -     Ukraine  Ministry   of   Health,  State  Department,
                            Certificate  of  State Registration No.  1105-193***

          99.1        -     Certification  of  Chief  Executive Officer pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2        -      Certification  of  Chief Financial Officer pursuant
                             to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

     +Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.