Form 10QSB
period 2003-06-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2003-08-19
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                    Consortium Service Management Group, Inc.
             (Exact name of registrant as specified in its charter)

     Texas                             0-27359                      74-2653437
-------------                  ------------------------           -------------
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

As of August 13, 2003, there were 7,470,650 shares of the Registrant's Common Stock, par value $0.001, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION



Item  1.          Financial  Statements

To the Board of Directors and Stockholders of Consortium Service Management Group, Inc. and Subsidiaries

I have reviewed the accompanying balance sheets of Consortium Service Management Group, Inc. and Subsidiaries as of June 30, 2003 and December 31, 2002, and the related Statements of Operations, Accumulated Deficits, and Cash Flows, and Stockholder's Equity for the quarter and year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Consortium Service Management Group, Inc. and Subsidiaries.

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


/s/  Gary  Skibicki

Gary  Skibicki,  C.P.A.,  P.C.
Oklahoma  City,  OK
August  13,  2003

            CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                   Jun. 30, 2003   Dec. 31, 2002
                                                   -------------   -------------
Current  Assets
---------------
Cash                                               $     33,792    $      3,905

Fixed  Assets
-------------
Furniture  and  Equipment                                61,409          61,409
  Less:  Accumulated  Depreciation                      (55,026)        (51,171)
                                                   ------------    ------------
      Total  Fixed  Assets                                6,383          10,238

Other  Assets
-------------
Investment  -  United  Engineering  Co.                 282,273         314,428
Investment  -  CO2  Equipment                         1,440,224       1,159,788
Tissue  Bonding  Patent                                 237,486         197,959
  Less:  Accumulated  Amortization                      (15,514)        (10,514)
Tissue Bonding Equipment                                 38,480               0
Employee Advances                                        40,468               0
                                                   ------------    ------------
      Total  Other  Assets                            2,023,417       1,661,661
                                                   ------------    ------------

      Total  Assets                                $  2,063,592    $  1,675,804
                                                   ============    ============






      The accompanying notes are an integral part of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)

                                  LIABILITIES

                                                   Jun. 30, 2003   Dec. 31, 2002
                                                   -------------   -------------
Current  Liabilities
--------------------
Accounts  Payable                                  $    379,041    $    326,767
Interest  Payable                                       283,435         163,939
Payroll  Taxes  Payable                                  20,589          17,708
Notes  Payable  to  Shareholders                      2,804,619       2,492,039
CO2  Equipment  Payable                                 206,749          92,474
Salaries Payable                                        209,501               0
                                                   ------------    ------------
      Total  Current  Liabilities                     3,903,934       3,092,927

Minority  Interest  in  Consolidated  Subsidiary        206,000         206,000

Stockholder's  Equity
---------------------
Common  Stock,  $.001  par  value,  40,000,000            7,377           6,934
  shares  authorized;  7,376,590  shares  issued
  and  outstanding  at  June  30,  2003  and
  6,934,125  shares  issued  and  outstanding
  at  December  31,  2002
Additional  Paid  in  Capital                         4,561,834       4,285,509
Accumulated  Other  Comprehensive  (Loss)              (343,534)       (341,775)
Accumulated  (Deficit)                               (6,272,019)     (5,573,791)
                                                   ------------    ------------
      Total  Stockholder's  Equity                   (2,046,342)     (1,623,123)
                                                   ------------    ------------

      Total  Liabilities  and
        Stockholder's  Equity                      $  2,063,592    $  1,675,804
                                                   ============    ============





      The accompanying notes are an integral part of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                        Apr. 1, 2003 -  Apr.1, 2002 -  Jan. 1, 2003 -  Jan.1, 2002 -
                                        Jun. 30, 2003   Jun. 30, 2002  Jun. 30, 2003   Jun. 30,  2002
                                        -------------   -------------  -------------   --------------
Revenue                                            -               -              -               -

General  and  Administrative Expenses   $    513,831    $     51,441   $    658,925    $    157,254
  Funded  R  &  D
  Cost  of  Funded  R & D                          -               -          8,910               -
  Net  R  &  D  Cost                               -               -          8,910               -
                                        ------------    ------------   ------------    ------------
    Operating  (Loss)                       (513,831)        (51,441)      (667,835)       (157,254)

Interest  Income                                   1               -              4               6

Interest  in  Income  (Loss)  of
  Unconsolidated  Companies                    6,433         (36,933)       (30,397)       (105,926)
                                        ------------    ------------   ------------    ------------
    Net (Loss)                          $   (507,397)   $    (88,374)  $   (698,228)   $   (263,174)
                                        ============    ============   ============    ============

Basic  and  Diluted  (Loss)  per  share        (0.07)          (0.01)         (0.10)          (0.04)

Weighted Average Common
  Shares  Outstanding                      7,171,545       6,199,000      7,155,358       6,199,000








      The accompanying notes are an integral part of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                        Apr. 1, 2003 -  Apr.1, 2002 -  Jan. 1, 2003 -  Jan.1, 2002 -
                                        Jun. 30, 2003   Jun. 30, 2002  Jun. 30, 2003   Jun. 30,  2002
                                        -------------   -------------  -------------   --------------
Cash Flows from Operating Activities
------------------------------------
Net  (Loss)                             $   (507,397)   $    (91,674)  $   (698,228)   $    (252,542)
Dividends  from  Investors                         -               -              -           11,200
Depreciation  and  Amortization                4,427           1,927          8,855            3,976
Increase  (Decrease)  Accounts Payable        (3,649)              -         52,274                -
Increase  (Decrease)  Accrued Interest       119,495          30,870        119,495           92,610
Increase  (Decrease)  Taxes  Payable           2,881               -          2,881                -
Increase  (Decrease)  Salary Payable          87,501               -        209,501                -
Equity (Income)  Loss from Investees          (6,433)         36,933         30,397          105,926
Foreign  Exchange  Loss  (Gain)                    -           3,300              -          (10,632)
Issue Stock for Interest and Services        200,934                        200,934
                                        ------------    ------------   ------------    ------------
    Cash Flows from Operating
      Activities                            (102,241)        (18,644)       (73,891)         (49,462)

Cash Flows from Investing Activities
------------------------------------
Purchase  Equipment                          (77,229)          4,000       (244,168)          1,615
Employee  Advance                            (26,668)           (745)       (40,468)         (8,995)
                                        ------------    ------------   ------------    ------------
    Cash  Flows  from
      Investing  Activities                 (103,897)          3,255       (284,636)         (7,380)

Cash Flows from Financing Activities
------------------------------------
Increase  (Decrease)  Notes  Payable         237,714          15,325        368,414          43,404
Sell  Stock                                                        -         20,000               -
                                        ------------    ------------   ------------    ------------
    Cash  Flows  from
      Financing  Activities                  237,714          15,325        388,414          43,404

Net  Increase  (Decrease)  Cash               31,576             (64)        29,887         (13,438)
Cash  Beginning  of  Period                    2,216           1,023          3,905          14,397
                                        ------------    ------------   ------------    ------------
Cash End of Period                      $     33,792    $        959   $     33,792    $        959
                                        ============    ============   ============    ============



                    Financing Activities Not Affecting Cash
Notes payable of $25000 previously reported as common stock and paid in capital corrected during quarter of April 1, 2003 - June 30, 2003




      The accompanying notes are an integral part of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 2003

                                                                   Accumulated
                                                                      Other
                               Number of      Par     Add'l Paid   Comprehensive   Accumulated
                             Common Shares   Value    in Capital     (Deficit)      (Deficit)         Total
                             -------------  -------   -----------  -------------  -------------   -------------
Balance January 1, 2003        6,934,125    $ 6,934   $ 4,285,509   $ (341,775)   $ (5,573,791)   $ (1,623,123)
Common  Stock  Issued
  for  Services                  130,000        130       100,334                                      100,464
Exchange  in  Notes
  for  Common  Stock              44,000         44        55,791                                       55,835
Exchange  of  Interest
  for  Common  Stock             236,090        236       100,234                                      100,470
Common  Stock  Sold               32,000         32        19,968            -               -          20,000
Net (Loss)                             -          -             -            -        (698,226)       (698,226)
Other Comprehensive
  Income (Loss)                                                         (1,759)                         (1,759)
                               ---------    -------   -----------   ----------    -------------   ------------

Balance  June  30,  2003       7,376,215    $ 7,376   $ 4,561,836   $ (343,534)   $ (6,272,017)   $ (2,046,339)
                               =========    =======   ===========   ==========    ============    ============









      The accompanying notes are an integral part of these interim financial statements.

           CONSORTIUM SERVICE MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2002.


                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(698226) for the six months ended June 30, 2003 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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


                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33% owned subsidiary, United Engineering Company, a Ukraine company, reported the following sales, gross profits and net losses:

                    Apr. 1, 2003-  Apr. 1, 2002-   Jan. 1, 2003-   Jan. 1, 2002-
                    Jun. 30, 2003  Jun. 30, 2002   Jun. 30, 2003   Jun. 30, 2002
                    -------------  -------------   -------------   -------------
Sales                   254363         475822          483336           889962
Gross Profit             47338         207125          73634            100184
Net Income (Loss)        19300        (110799)        (91191)         (317778)

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

     Results  of  Operations - Second Quarter of 2003 Compared to Second Quarter
     ---------------------------------------------------------------------------
of  2002
--------

     We  had  no  revenues  either  for  Q2  2003  or  Q2  2002.

     Operating expenses increased by $462,390 to $513,831 during Q2 2003 compared to $51,441 in Q2 2002. The principal items of operating expenses were:

     -  $63,337  -  consulting  fees,
     -  $206,849  -  interest  expense,
     -  $87,501  -  non-deductible  expenses,
     -  $11,667  -  travel  expenses  for  the  CO2  project,  and
     -  $12,069  -  sub-contract  consulting  fees.

     We had a loss from operations of $513,831 for Q2 2003 compared to a net loss of $51,441 for Q2 2002. We had a gain in Q2 2003 of $6,433 attributable to the operations of our Ukraine joint venture in United Engineering Company, as compared to an accrued loss in Q2 2002 of $36,933 from the joint venture.

     Our net loss for Q2 2003 was $507,397, or $0.07 a share, as compared with a net loss in Q2 2002 of $88,374, or $0.01 a share, an increase attributable to increased expenses.

     Results  of  Operations - First Half of 2003 Compared to First Half of 2002
     ---------------------------------------------------------------------------

     We  had  no  revenues  either  in  2002  or  2003.

     Operating expenses of $658,925 in the first half of 2003 were 419 percent of those of the first half of 2002 - $157,254. The increase is primarily attributable to:

     -  $54,000  -  accrued  salaries,
     -  $101,364  -  consulting  fees,
     -  $228,323  -  interest  expense,
     -  $105,501  -  non-deductible  expenses,
     -  $20,990  -  travel  expenses  from  tissue  bonding  project,  and
     -  $12,914  -  travel  expenses  for  the  CO2  project.

     We had an operating loss of $667,835 in the first half of 2003 as compared with an operating loss in the first half of 2002 of $157,254 - a 424 percent increase attributable to increased expenses.

     We recorded accrued losses of $30,397 in the first half of 2003 from our Ukraine joint venture operations in United Engineering Company, compared to an accrued loss of $105,926 in the first half of 2002.

     Taking into account our joint venture operations in Ukraine, we had a net loss of $698,228, or $0.10 a share in the first half of 2003 compared with a net loss of $263,174, or $0.04 a share, in the first half of 2002. Nevertheless, we feel that we are on the right course for the company, that our CO2 separator project, our anaerobic animal waste project and our human tissue bonding project all hold considerable promise for our company in 2003.

     Overview
     --------

     Live  Biological  Tissue  Bonding/Welding
     -----------------------------------------

     Considerable progress has been made during the past several months. Surgeons in Ukraine had performed over 1,000 successful human surgical procedures by the end of 2002 and are currently performing between 80 and 100 new surgeries per month. The technique and equipment have full approval for hospital use in that country. The Ukraine team is now using the technology in five Ukraine hospitals and clinics developing new tissue welding techniques, tools and procedures for human surgeries.

We reached a major milestone in the project when the U.S. patent was issued in May 2003. After receiving the issued patent we retained an executive search firm and have started interviewing qualified medical industry candidates for the Chief Executive Officer - "CEO" - position of our subsidiary, Live Tissue Connect, Inc. The new CEO will help lead the subsidiary company and technology to its next level. We have continued interest from a major international medical device company.

     The Ukraine hospitals are using the live tissue bonding technology daily for open and laparoscopic surgical procedures and techniques. The procedures so far have involved the bonding and reconnecting of incised or separated human tissues in the following body areas - nasal septum, intestine, stomach, skin, gall bladder, liver, spleen, blood vessels, nerves, alba linea, uterus, fallopian tube, ovary and testicles - while restoring the normal function of the body organ or tissue.

     The tissue bonding device bonds and reconnects living soft biological tissue without the use of foreign matters or conventional wound closing devices such as sutures, staples, sealant, or glues. The smokeless technology leaves little or no scar tissue visible to the naked eye after a few months, said Robbins. Unlike other tissue coagulation methods that tend to destroy tissue by charring, searing and necrosis, our patented technology bonds and reconnects incised tissue and avoids charring, searing and necrosis, using a low heat delivery method aimed at restoration of the normal functions of the live organs and tissue.

     United States and Australia patents have been issued with other foreign patents pending. We maintain a team of more than 30 academicians, professors, researchers, surgeons, engineers, technicians and clinical test facilities in Ukraine and have offices in Corpus Christi, Texas; Oklahoma City, Oklahoma and Kiev, Ukraine.

     We own the technology and exclusive world rights to the medical device through Live Tissue Connect Inc, a subsidiary corporation formed for the development and exploitation of the medical device platform technology.

     Our clinical surgeons recently performed 17 human neurosurgeries in Ukraine that made use of our live tissue bonding technology. The surgeries involved the reconnection of Dura Matter, procedures for removal of a meningioma tumor and the removal of right-side lobe brain tumor. This is a major breakthrough in the continued development and expansion of procedures of the company's live biological tissue bonding platform technology.

     CO2  Separation  for  Landfill  Methane  Gas
     --------------------------------------------

     We completed installation of the plant during the second week of March. Start-up and equipment adjustment was delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. ("WMC", the operator of the landfill) ordered Resource Technology Corporation "RTC" (the holder of the gas ownership contract) off the landfill over a contract dispute that is not related to our company. We have since received permission from both parties to go on the site and maintain our equipment. We hope negotiations between RTC and WMC will allow us to begin gas production soon. We believe the production of gas is advantages for all parties involved and will generate revenues while the two other companies work out their dispute.

     The spot price for natural gas remains around $4.60 per MMBtu today. We have several major companies that have indicated serious interest in installing CO2 separation units.

     Anaerobic  Farm  Waste,  Inc.
     -----------------------------

     We have so far been unable to obtain grower contracts or funding for a demonstration plant for this technology. We met several times in the past months with the Southeastern Oklahoma Chicken Growers Association, and together we drafted a plan to form a farmers co-op as a joint venture. We jointly applied to the Oklahoma Department of Agriculture for a loan or a grant to finance an engineering and marketing feasibility study.

     We had a joint meeting with the Department of Agriculture on January 21, 2003. The Department was receptive to our request, but declined our request for then and asked us to resubmit the application in April because Oklahoma had just inaugurated a new Governor. The amount requested is $80,000. We resubmitted our application in April, but it was declined due to the lack of funds appropriated by the Legislature.

     The disposal of farm animal waste is an enormous environmental problem in this country. We are convinced our proprietary anaerobic treatment process can and will be a part of the solution.

     The company's future results of operations and the other forward-looking statements contained in this report involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the company to obtain needed additional capital, loss of personnel - particularly Chief Executive Officer Donald S. Robbins or Executive Vice President and Chief Financial Officer Gordon W. Allison - as a result of accident or for health reasons, interruptions in the supply of equipment from manufacturers of the equipment, the development of competing products by well-capitalized competitors, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company's products.


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

          10.5        -     Agreement of  June 9, 1998 a mong Consortium Service
                            Management  Group,  Inc.,   The  Sumy Frunze Machine
                            Building Science  and  Production  Association,  and
                            United Engineering Company concerning the anaerobic farm waste technology*

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

          10.21        -    2003  Stock  Option  Plan  adopted  by  the board of
                            directors of Consortium  Service  Management  Group,
                            Inc.++

          16          -     Letter dated January 29, 2000 from Jaak (Jack) Olesk
                            to Consortium Service  Management  Group,  Inc.  Re:
                            Termination as Auditor**

          31          -     Certification of Chief Executive Officer pursuant to
                            18  U.S.C. Section  1350,  as  adopted  pursuant  to
                            Section 302 of the Sarbanes-Oxley Act  of  2002.

          31.1        -     Certification of Chief Financial Officer pursuant to
                            18  U.S.C. Section  1350,  as  adopted  pursuant  to
                            Section  302  of  the Sarbanes-Oxley  Act  of  2002.

          32          -     Certification of Chief Executive Officer pursuant to
                            18  U.S.C. Section  1350,  as  adopted  pursuant  to
                            Section 906 of the Sarbanes-Oxley Act  of  2002.

          32.1        -     Certification  of  Chief  Financial Officer pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99          -     Ukraine   Ministry  of   Health,  State  Department,
                            Certificate o  State  Registration  No.  1105-193***

     *Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

     +Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

     ++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.


(b)     Forms  8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August  19,  2003          Consortium Service Management Group, Inc.


                                  By:/s/  Gordon  W.  Allison
                                     -------------------------------------------
                                     Gordon  W.  Allison,
                                       Executive  Vice  President
                                       and  Chief  Financial  Officer

                    Consortium Service Management Group, Inc.
                          Commission File No. 0-27359

                                  EXHIBIT INDEX

                                  FORM 10-QSB
                  For the quarterly period ended June 30, 2003


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

          10.5        -     Agreement of  June 9, 1998 a mong Consortium Service
                            Management  Group,  Inc.,   The  Sumy Frunze Machine
                            Building Science  and  Production  Association,  and
                            United Engineering Company concerning the anaerobic farm waste technology*

          10.6        -     Agreement  between   Consortium  Service  Management
                            Group,  Inc.  and   Western  Waste  Management, Inc.
                            concerning the anaerobic farm waste  technology*

..

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

          10.21        -    2003  Stock  Option  Plan  adopted  by  the board of
                            directors of Consortium  Service  Management  Group,
                            Inc.++

          16          -     Letter dated January 29, 2000 from Jaak (Jack) Olesk
                            to Consortium Service  Management  Group,  Inc.  Re:
                            Termination as Auditor**

          31          -     Certification of Chief Executive Officer pursuant to
                            18  U.S.C. Section  1350,  as  adopted  pursuant  to
                            Section 302 of the Sarbanes-Oxley Act  of  2002.

          31.1        -     Certification of Chief Financial Officer pursuant to
                            18  U.S.C. Section  1350,  as  adopted  pursuant  to
                            Section  302  of  the Sarbanes-Oxley  Act  of  2002.

          32          -     Certification of Chief Executive Officer pursuant to
                            18  U.S.C. Section  1350,  as  adopted  pursuant  to
                            Section 906 of the Sarbanes-Oxley Act  of  2002.

          32.1        -     Certification  of  Chief  Financial Officer pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99          -     Ukraine   Ministry  of   Health,  State  Department,
                            Certificate o  State  Registration  No.  1105-193***

     *Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

     ****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

     +Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

     ++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.