Form 10QSB
period 2003-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2003-11-14
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                    Consortium Service Management Group, Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

    Texas                          0-27359                         74-2653437
    -----                          -------                         ----------
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

As of November 10, 2003, there were 7,712,810 shares of the Registrant's Common Stock, par value $0.001, outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION



Item  1.          Financial  Statements
                                                                            Page
Consolidated  Balance  Sheet  September  30,  2003  (Unaudited)  and
     December  31,  2002                                                       3
Consolidated  Statement of Operations (Unaudited)                              5
Consolidated  Statement of Cash Flows (Unaudited)                              6
Consolidated  Statement  of  Stockholders'  Equity  Nine  Months
     Ended  September  30,  2003  (Unaudited)                                  7
Notes  to  Financial  Statements                                               8

                        Independent Accountant's Report
                        -------------------------------

I have reviewed the accompanying interim balance sheets of Consortium Service Management Group, Inc. and consolidated subsidiaries as of September 30, 2003 and December 31, 2002, and the related statements of operations, accumulated deficits, and cash flows for the quarter and year then ended. These interim financial statements are the responsibility of the company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the interim financial statements, the Company has suffered recurring losses from operations that raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Gary  Skibicki,  C.P.A.,  P.C.

Gary  Skibicki,  C.P.A.,  P.C.


Oklahoma  City,  OK
November  10,  2003

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                   Sep 30, 2003  Dec 31, 2002
                                                  -------------  ------------
Current  Assets
---------------
Cash                                              $      22,028  $      3,905
                                                  -------------  ------------
     Total  Current  Assets                              22,028         3,905


Fixed  Assets
-------------
Furniture  and  Equipment                                61,409        61,409
     Less Accumulated Depreciation                      (56,954)      (51,171)
                                                  -------------  ------------
     Total  Fixed  Assets                                 4,455        10,238

Other  Assets
-------------
Investment  - United Engineering Co.                    266,883       314,428
Investment  -  CO2  Equipment                         1,441,298     1,159,788
Tissue  Bonding  Patent                                 238,777       197,959
     Less Accumulated Amortization                      (18,014)      (10,514)
Tissue  Bonding  Equipment                               38,480             -
Employee  Advances                                       62,673             -
                                                  -------------  ------------
     Total  Other  Assets                             2,030,097     1,661,661

     Total  Assets                                 $  2,056,580  $  1,675,804
                                                   ============  ============


     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET (Continued)


                                   LIABILITIES

                                                   Sep 30, 2003  Dec 31, 2002
                                                  -------------  ------------
Current  Liabilities
--------------------
Accounts  Payable                                 $    290,257   $    326,767
Interest  Payable                                      347,364        163,939
Payroll  Taxes  Payable                                 35,596         17,708
Notes  Payable  to  Shareholders                     2,874,620      2,492,039
CO2  Equipment  Payable                                206,749         92,474
Accrued  Salaries  Payable                             445,460              -
Office  Expense  Payable                                36,000              -
                                                  ------------   ------------
     Total  Current  Liabilities                     4,236,046      3,092,927


Minority Interest in Consolidated Subsidiary           206,000        206,000

Stockholders'  Equity
---------------------
Common  Stock,  $.001 par  value,  40,000,000            7,615          6,934
     shares authorized;  7,614,825 issued and
     outstanding at September 30, 2003 and
     6,934,125 shares issued and outstanding
     at  December  31,  2002
Additional  Paid  in  Capital                        4,715,720      4,285,509
Accumulated  Other  Comprehensive (Loss)              (343,867)      (341,775)
Accumulated  (Deficit)                              (6,764,934)    (5,573,791)
                                                  ------------   ------------
     Total  Stockholders'  Equity                   (2,385,466)    (1,623,123)

     Total  Liabilities and Stockholders' Equity  $  2,056,580   $  1,675,804
                                                  ============   ============


     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF OPERATIONS

                                        Jul 1, 2003 -   Jul 1, 2002 -  Jan 1, 2003 -  Jan 1, 2002-
                                        Sep 30, 2003    Sep 30, 2002   Sep 30, 2003   Sep 30, 2002
                                        -------------   -------------  -------------  ------------
Revenue                                  $        -      $        -    $          -    $        -

General  and  Administrative  Expenses      477,866         618,655       1,136,790       775,909
  Funded  R & D                                   -               -               -             -
  Cost  of  Funded  R  &  D                       -          29,315           8,910        29,315
  Net R & D Cost                                  -          29,315           8,910        29,315
                                         ----------      ----------     -----------    ----------
    Operating  (Loss)                      (477,866)       (647,970)     (1,145,700)     (805,224)

Interest  Income                                  9             150              12           156
Interest  in  Income  (Loss)  of
  Unconsolidated  Companies                 (15,058)         18,400         (45,455)      (87,526)
                                         ----------      ----------     -----------    ----------
Income  (Loss)  From  Continuing
  Operations                             $ (492,915)     $ (629,420)   $ (1,191,143)   $ (892,594)
                                         ==========      ==========     ===========    ==========
Basic  and  Diluted
  (Loss) Per Share                            (0.07)          (0.10)          (0.16)        (0.14)
Weighted  Average  Common  Shares
  Outstanding Basic and Diluted           7,495,708       6,570,750       7,274,475     6,322,917







     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                        Jul 1, 2003 -   Jul 1, 2002 -  Jan 1, 2003 -  Jan 1, 2002-
                                        Sep 30, 2003    Sep 30, 2002   Sep 30, 2003   Sep 30, 2002
                                        -------------   -------------  -------------  ------------
Cash Flows from Operating Activities
------------------------------------
Net  (Loss)                              $(492,915)      $(629,420)    $(1,191,143)    $(892,594)
Dividends  from  Investors                       -               -               -        11,200
UEC  Adjustment                                  -         (11,039)              -       (11,039)
Depreciation  and Amortization               4,428           1,928          13,280         5,904
Increase (Decrease) Accounts Payable       (88,784)        (14,405)         85,493       (14,405)
Increase (Decrease) Accrued Interest        63,930               -         183,425        92,610
Increase  (Decrease)  Taxes  Payable        15,007         (22,659)         17,888       (22,659)
Increase (Decrease)  Salary Payable        235,959               -         323,460             -
Increase (Decrease) Office Expense
  Payable                                   36,000               -          36,000             -
Equity (Income) Loss from Investees         15,058         (18,400)         45,455        87,526
Issue Stock for Interest and Services       98,873         318,686          98,873       318,686
                                         ---------       ---------     -----------     ---------
  Cash  Flows  (used  by)
    Operating  Activities                 (112,444)       (375,309)       (387,269)     (424,771)

Cash Flows from Investing Activities
------------------------------------
Purchase  Equipment                         (1,074)       (302,781)       (245,242)     (301,166)
Increase  Patent                            (1,291)        (20,000)         (1,291)      (20,000)
Employee  Advance                          (22,205)        (41,000)        (62,673)      (49,995)
Investment  in  Subsidiary                                    (424)                         (424)
                                         ---------       ---------     -----------     ---------
  Cash  Flows  (used  by)
    Investing  Activities                  (24,570)       (364,205)       (309,206)     (371,585)

Cash Flows from Financing Activities
------------------------------------
Increase  (Decrease)  Notes  Payable        75,000         549,347         362,580       592,751
Sell  Stock                                 50,250         218,751         352,018       218,751
                                         ---------       ---------     -----------     ---------
  Cash  Flows  provided  by
    Financing  Activities                  125,250         768,098         714,598       811,502



Net  Increase (Decrease) Cash              (11,764)         28,584          18,123        15,146
Cash Beginning of Period                    33,792             959           3,905        14,397
                                         ---------       ---------     -----------     ---------

Cash  End  of  Period                    $  22,028       $  29,543     $    22,028     $  29,543
                                         =========       =========     ===========     =========






     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      JANUARY 1, 2003 TO SEPTEMBER 30, 2003

                                                                  Accumulated
                                                    Additional      other
                             Number of      Par       Paid       Comprehensive    Accumulated
                           Common Shares   Value   in  Capital   Income (Loss)      Deficit        Total
                           -------------  ------   -----------   --------------   ------------  ------------
Balance January 1, 2003       6,934,125   $6,934   $4,285,509      $ (341,775)    $(5,573,791)  $(1,623,123)
Common  Stock  Issued
  for  Services                 171,250      171      126,074               -               -       126,245
Exchange  in  Notes
  for  Common  Stock             52,000       52       60,783               -               -        60,835
Exchange  in  Interest
  for  Common  Stock            345,050      346      173,216               -               -       173,562
Common  Stock  Sold             112,400      112       70,138               -               -        70,250
Net  (Loss)                           -        -            -               -      (1,191,143)   (1,191,143)
Other  Comprehensive
  Income  (Loss)                      -        -            -          (2,092)              -        (2,092)
                              ---------   ------   ----------      ----------     -----------   -----------
Balance September 30, 2003    7,614,825   $7,615   $4,715,720      $ (343,867)    $(6,764,934)  $(2,385,466)
                              =========   ======   ==========      ==========     ===========   ===========












     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2002.

                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $ (1,191,143) for the nine months ended September 30, 2003 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33% owned subsidiary, United Engineering Company, a Ukraine company, reported the following sales, gross profits and net losses:

                Jul 1, 2003 -   Jul 1, 2002 -  Jan 1, 2003 -  Jan 1, 2002-
                Sep 30, 2003    Sep 30, 2002   Sep 30, 2003   Sep 30, 2002
                -------------   -------------  -------------  ------------
Sales            $  325,553     $  456,027      $  808,889     $1,346,199
Gross  Profit        12,785        202,927          86,419        304,974
Net Income (Loss)   (45,172)        55,200        (135,628)      (262,578)

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

     Results  of Operations - Third Quarter of 2003 Compared to Third Quarter of
     ---------------------------------------------------------------------------
2002
----

     We  had  no  revenues  during  Q3  2003  or  Q3  2002.

     General and administrative expenses decreased during Q3 2003 to $477,866 as compared to $618,655 in Q3 2002. The decrease was primarily attributable to decreased costs associated with the installation of the CO2 separation unit in Alabama and consulting fees.

     We required no funding of our research and development project on human tissue bonding in Kiev, Ukraine during Q3 2003. We spent $29,315 in funds for this project during Q3 2002.

     We accrued a loss of $15,058 in Q3 2003 from our Ukraine joint venture with United Engineering Company, compared with accrued income of $18,400 in Q3 2002. This loss is attributable to United Engineering's earlier completion of work with regard to military weapons contracts without a commensurate reduction in overhead.

     Our net loss during Q3 2003 of $492,915 represents a 22 percent decrease from the $629,420 net loss during Q3 2002. This decrease was attributable to reductions in general and administrative costs, reduced activity in installation of the CO2 separation unit in Alabama, and reduced consulting fees.

     Results  of  Operations  -  First  Three Quarters of 2003 Compared to First
     ---------------------------------------------------------------------------
Three  Quarters  of  2002
-------------------------

     We had no revenue from operations during the first three quarters of 2003, and no revenue in the first three quarters of 2002.

     General and administrative expenses, however, increased from $775,909 in the first three quarters of 2002 to $1,136,790 in the first three quarters of 2003. This increase is attributable to increased amounts owed under consulting agreements, an increase in interest expense and increased salaries (accrued but unpaid) of certain personnel.

     We accrued a loss of $45,455 from our Ukraine joint venture in United Engineering Company during the first three quarters of 2003, as compared with accrued loss of $87,526 from this source in the same period in 2002.

     We experienced a net loss of $1,191,143 in the first three quarters of 2003 as compared to a net loss of $892,594 in the first three quarters of 2002. The loss per share of common stock was $0.16 for the first three quarters of 2003 compared to a net loss per share of $0.14 in the first three quarters of 2002. The increase in loss is attributable primarily to increased amounts owed under consulting agreements, an increase in interest expense and increased salaries (accrued but unpaid) of certain personnel.

     Outlook
     -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     Live  Biological  Tissue  Bonding/Welding:
     ------------------------------------------

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

     CO2  Separation  for  Landfill  Methane  Gas:
     ---------------------------------------------

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

     The spot price for natural has increased to $4.79 per MMBtu today from $4.60 three months ago. We have several major companies that have indicated serious interest in installing CO2 separation units.

     Anaerobic  Farm  Waste,  Inc.:
     ------------------------------

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

Date:  November 14, 2003             Consortium Service Management Group, Inc.


                                     By:/s/  Gordon  W.  Allison
                                        --------------------------------------
                                        Gordon  W.  Allison,  Executive  Vice
                                          President and Chief Financial  Officer

                    Consortium Service Management Group, Inc.
                          Commission File No. 0-27359

                                  EXHIBIT INDEX

                                  FORM 10-QSB
                For the quarterly period ended September 30, 2003


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