Form 10KSB
period 2003-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2004-04-14
CIK 1015002

.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                   500 North Shoreline Drive, Suite 701 North
                            Corpus Christi, TX 78471
                      -------------------------------------
                      (Address principal executive offices)

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,026,085 computed by reference to the $0.525 average of the bid and asked price of the company's Common Stock on April 13, 2004.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 22, 2004: 9,135,622 shares of Common Stock, $0.001 par value.

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

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Item     1.     Description  of  Business                                     1

                Business  Development                                         1
                Business  of  the  Company                                    4
                Live  Tissue  Bonding  Equipment                              4
                Anaerobic  Farm-Waste  Disposal  Equipment                    6
                Carbon  Dioxide  Separator                                    8
                CSMG  Gastech  LLC                                            8
                Raw  Materials,  Suppliers  and  Manufacturing                9
                Distribution  Methods                                        10
                Competition                                                  10
                Patents,  Trademarks  and  Licenses                          10
                Government  Approval  and  Regulations  .                    11
                Research  and  Development                                   11
                Cost  of  Compliance  with  Environmental  Laws              11
                Seasonality.                                                 11
                Employees                                                    11

Item     2.     Properties                                                   11

Item     3.     Legal  Proceedings                                           12

Item     4.     Submission  of  Matters to a Vote of Security Holders        12

Item     5.     Market for Common Equity and Related Stockholder Matters     12

                Holders                                                      13
                Dividends                                                    13
                Recent  Sales  of  Unregistered  Securities                  14

Item     6.     Management's  Discussion  and  Analysis                      15

                Sales                                                        15
                Selling,  General  and  Administrative  Expenses             15
                Net  Loss                                                    15
                Liquidity  and  Outlook                                      16

Item     7.     Financial  Statements                                        17

Item     8.     None

Item     9.     Directors,  Executive  Officers,  Promoters
                     and Control Persons;  Compliance  with
                     Section  16(a)  of  the  Exchange  Act                  30

Item     10.    Executive  Compensation                                      32

Item     11.    Security Ownership of Certain Beneficial Owners
                     and Management                                          32

Item     12.    Certain  Relationships  and  Related  Transactions           33

Item     13.    Exhibits  and  Reports  on  Form  8-K                        33

Item     14.    Controls  and  Procedures                                    36

                Signatures.                                                  37

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

     We are attempting to market this technology ourselves in Oklahoma and in other states. We are negotiating contracts now. We expect contracts to be executed during 2004.

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

     The manufacturing costs of our CO2 separator plants are substantially lower than the costs of competitive units. We have executed an operating agreement with Resource Technology Corporation of Chicago, Illinois, to exploit this technology. Our first plant has been placed on a landfill in Mount Vernon, Alabama. The plant was manufactured in Ukraine. The landfill operator will provide all other equipment needed as well as the operations. Our agreement with Resource Technology Corporation requires us to provide the plant and bring it to the U.S. We have secured and spent approximately $1,450,490 to fulfill our obligations under the agreement and still owe $206,749Resource Technology
Corporation will contribute all necessary government approvals, all piping, gathering system, wells, blower, metering system, pipeline, tanks and other auxiliary equipment. Revenue from the plant will be shared 65 percent for Resources Technology Corporation and 35 percent for us until payout of costs, at which time revenue will be shared equally.

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

     No further interests in Gastech were sold, due to the action of the Texas Securities Commission. To cover the shortfall in funds needed to pay for the first CO2 Separator to be used in a landfill to be operated by RTC, we borrowed $551,000 in increments from StoneGate LLC of Florida on one-year notes at 10 percent interest due as follows: $115,000 plus interest was due in May 2002, $362,000 plus interest was due in July 2002 and $74,000 plus interest was due in August 2002. To date these notes have not been repaid and our corporate counsel is working with the lenders on a repayment solution.

     The CO2 Separator equipment was designed by the Gas Institute National Academy of Sciences of Ukraine during the latter part of 2000. A purchase contract was executed in February 2001 with Sumy-Frunze Joint Stock Company of Ukraine. The price included all necessary certifications, all necessary equipment for operation, shipping to the Port of Houston and supervision personnel for installation. The tonnage of the equipment is 177 metric tons. No additional equipment is needed.

     The equipment was partially paid (we still owe $260,749) for using the funds of Gastech, the funds borrowed from StoneGate LLC and other sources. The equipment arrived in Houston, Texas on November 22, 2001. It was installed at the Chastang Landfill near Mobile, Alabama during the first fiscal quarter of 2003. We completed installation of the plant during the second week of March. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. ("WMC", the operator of the landfill) ordered Resource Technology Corporation "RTC" (the holder of the gas ownership contract) off the landfill and contended that our CO2 separator equipment produces methane gas that fails to meet gas quality specifications and that, therefore, the agreement to buy the gas is terminated. This contention is now being litigated in RTC's chapter 11 reorganization proceeding. It is possible that our gas collection and conversion systems could be determined to be out of specifications thus necessitating installing upgrades estimated to cost between $200,000 and $300,000 to enable the equipment to meet the gas quality requirements. Currently the Company has a caretaker at the landfill to maintain the equipment. If additional funds are required to upgrade the system the possibility remains that the process will still not meet the city of Mobile's specifications and if so it will be necessary to move the equipment from the Chastain landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.

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

     In December 2001 the U.S. Bankruptcy Court in Chicago affirmed RTC's contract rights at Chastang. RTC has not been able to emerge from Chapter 11, and a court-appointed trustee has been appointed to take over management of RTC.

     Raw  Materials,  Suppliers  and  Manufacturing
     ----------------------------------------------

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

     During  2003,  we  expended  no  funds  on  research  and  development.

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

     Employees
     ---------

     We employ three persons full time in the U.S. and two persons full time in Kiev, Ukraine.

ITEM  2.  PROPERTIES

     We  lease  office  space  in  the  following  cities  as  follows:

                                  Approximate      Monthly      Term  of
                                  Square  Feet     Rental         Lease
                                  ------------    --------     --------------
     Corpus  Christi,  TX            1,000         $   999     12-31-2004
     Oklahoma  City,  OK               500         $   500     Month-to-Month
     Kiev,  Ukraine                    800         $ 1,200     Month-to-Month

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

     On March 2, 2004 a default judgement was entered against the Company in the amount of $32,091 in favor of Bagby & Russell Electric Company. The judgement is a result of an unpaid invoice for electrical work performed pertaining to installing carbon dioxide equipment at Chastain landfill in Mobile, Alabama. The original amount was $48,000 and, although the Company made payments and offered to pay $5,000 per month, it was rejected.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


     On December 16, 2003 we held an annual meeting of the stockholders. Proxies were solicited. At the meeting, the following matters were unanimously approved by the shareholders voting in person and by proxy:

     - The directors nominated by management were elected to hold office until the next annual meeting of stockholders.
     - The appointment of Gary Skibicki, CPA, as the company's auditor was ratified and approved.
     -    Our  2003  Stock  Option  Plan  was  approved.

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

     Our common stock first traded on April 21, 1998. The range of high and low bid information for our Common Stock is set forth below. The sources of this information are the Pink Sheets (2002) and the OTC Bulletin Board (2003). The quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

                                    High               Low
                                    ----               ---
     2002
     ----
          1st  Qtr                  0.25               0.10
          2nd  Qtr                  0.14               0.10
          3rd  Qtr                  0.80               0.10
          4th  Qtr                  0.80               0.53

     2003
     ----
          1st  Qtr                  0.65               0
          2nd  Qtr.                 1.25               0.53
          3rd  Qtr.                 1.25               0.41
          4th  Qtr.                 0.80               0.31

     On March 22, 2004, there were 9,135,622 shares of Common Stock outstanding. There are 865,000 shares subject to outstanding options to purchase, or securities convertible into, such shares of stock. During 2003 850,000 stock options were exercised by the president and chief financial officer at $0.165 per share.

Holders
-------

     As of March 22, 2004 there were approximately 307 holders of record of our Common Stock.

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

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

     During the past three years our company sold the following securities without registering the securities under the Securities Act of 1933:

                                No.  of
                                Common
                                 Shares                Offering
           Date                  Sold                   Price
          -----                 -------                --------
          2001               1,059,957(1)             $  540,528
          2001               1,135,000(3)                756,690
          2001                  76,669(3)                     76
          2002                 430,361(2)                318,687
          2002                  60,000(1)                 37,500
          2002                 244,764(4)                181,250
          2003                 119,350(1)                 74,595
          2003               1,645,801(4)                742,780
          2003                 178,885(2)                119,185
          2003                 217,000(5)                190,465
--------------------------

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

(3)  Don  Robbins,  CEO  of  the  company,  and  Gordon  Allison, Executive Vice
     President of the company, had in earlier years been issued shares of the company's Series A Preferred Stock for services rendered in lieu of salaries. In 2002 they exchanged these shares for shares of Common Stock. Even though the shares of Preferred Stock were issued for services rendered prior to 2001, the company's auditor allocated $756,690 to services rendered in 2001 and $76 to the par value of the common shares exchanged for the Preferred Shares.

(4) These shares were issued for management and marketing services rendered to the company.

(5) These shares were issued as compensation for persons that loaned $549,900 to the company.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     Sales
     -----

     We had no revenues in FY 2003 compared with revenues of $171 in FY 2002. We did report a loss of $47,120 in FY 2002 and a loss of $56,900 in FY 2003 as our 33.3 percent interest in the income of an unconsolidated subsidiary, United Engineering Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This income and loss represent our share of the profits and losses from the missile site conversion activities of United Engineering Company.

     Selling,  General  and  Administrative  Expenses
     ------------------------------------------------

     We increased our general and administrative expenses from $977,174 in FY 2002 to $1,881,010 during FY 2003. The activities which these expenses were intended to benefit were our anaerobic farm-waste disposal equipment project, our carbon dioxide separator project and our human tissue bonding project. The first two of these projects - both of which are based upon excellent Ukraine-developed equipment that can be manufactured in Ukraine, brought to the U.S. and installed at considerable savings to the employment of U.S. equipment of comparable or inferior quality - represent a substantial part of our business plan for the future.

     Net  Loss
     ---------

     We increased our fiscal year 2002 net loss of $1,052,773, or $0.16 a share, to a net loss of $2,319,891 in FY 2003, or $0.30 a share. There had been a significant increase in our operations in 2002 in our three projects - our tissue bonding project, our anaerobic farm waste project and our CO2 separator project.

     Liquidity  and  Outlook
     -----------------------

     We have never operated at a profit. We were able to stay in operation during 2003 only from the proceeds of $74,595 from the sale of common stock, an increase in Notes Payable of $549,900, the issuance of common stock in exchange for consulting services valued at $742,780 and the issuance of common stock as payment of $119,185 in interest on notes payable to individuals.

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

     We reached a major milestone in the project when the U.S. patent was issued in May 2003. After receiving the issued patent we retained an executive search firm and have started interviewing qualified medical industry candidates for the Chief Executive Officer - "CEO" - position of our subsidiary, Live Tissue Connect, Inc. The new CEO will help lead the subsidiary company and technology to its next level. We have selected a Chief of Technology Officer who will be joining Live Tissue Connect in the near future. We have continued interest from a major international medical device company.

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

     We continue to negotiate with the Southeast Poultry Growers Association on doing a feasibility study regarding a proposed system for chicken litter. The project has been delayed because of a quarantine that affects chicken houses in Southeast Oklahoma due to a chicken disease that developed in nearby Texas. In the meantime we continue to contact swine and dairy farms for possible sales of our anaerobic farm waste system.

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



ITEM     7.     FINANCIAL  STATEMENTS

     Independent  Auditors  Report                                            19
     Balance  Sheet  December  31, 2003 and 2002                              20
     Statement  of  Operations  Year  Ended  December  31,
          2003  and  2002                                                     22
     Statement  of  Cash  Flows  Year  Ended  December  31,
          2003  and  2002                                                     23
     Statement  of  Changes  in  Stockholders'  Equity  from
     January  1,  2000  to  December  31,  2003                               24
     Notes  to  Financial  Statements                                         25

                          INDEPENDENT AUDITOR'S REPORT



To  the  Shareholders  and  Board  of  Directors
Consortium  Service  Management  Group,  Inc.  and  Subsidiaries

I have audited the accompanying consolidated balance sheets of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2003 and December 31, 2002, and the related statements of operations, changes in cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I  have  conducted  my  audits  in  accordance  with the standards of the Public
Company Accounting Oversight Board. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Gary  Skibicki

Gary  Skibicki,  CPA,  PC
Oklahoma  City,  OK
April  12,  2004

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                       2003            2002
                                                  ------------    -------------
CURRENT  ASSETS
  Cash                                            $     13,118    $       3,905
                                                  ------------    -------------
      Total  Current  Assets                            13,118            3,905


FIXED  ASSETS
  Furniture  and  Equipment                             61,409           61,409
  Less  Accumulated  Depreciation                      (58,881)         (51,171)
                                                  ------------    -------------
      Total  Fixed  Assets                               2,528           10,238


OTHER  ASSETS
  Investment  -  United  Engineering  Company          255,318          314,428
  Investment  -  CO2  Equipment                      1,450,490        1,159,788
  CO2  Equipment  Patent                                 8,000                -
  Tissue  Bonding  Patent                              236,018          197,959
  Less  Accumulated  Amortization                      (20,514)         (10,514)
                                                  ------------    -------------
      Total  Other  Assets                        $  1,929,312    $   1,661,661
                                                  ------------    -------------


      Total  Assets                               $  1,944,958    $   1,675,804
                                                  ============    =============







   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  DECEMBER 31,

                                  LIABILITIES

                                                       2003            2002
                                                  ------------    -------------
CURRENT  LIABILITIES
  Accounts Payable                                $    680,969    $    326,767
  Interest  Payable                                    199,266         163,939
  Payroll  Taxes  Payable                               26,046          17,708
  Notes  Payable  to  Stockholders                   3,475,802       2,492,039
  CO2  Equipment  Payable                              206,749          92,474
                                                  ------------    ------------
      Total  Current Liabilities                     4,588,832       3,092,927


Minority  Interest  in  Consolidated  Subsidiary       206,000         206,000


STOCKHOLDERS'  EQUITY
  Common  stock  $.001  par  value, 40,000,000
    shares  authorized;  9,175,874,  shares
    issued  and 9,095,161  shares  outstanding
    at  December  31,  2003 and  6,934,125
    shares  issued  and  outstanding  at
    December  31,  2002                                  9,175           6,934

  Additional  Paid  in  Capital                      5,410,293       4,285,509

  Accumulated  Other  Comprehensive (Loss)            (343,375)       (341,775)

  Accumulated  (Deficit)                            (7,893,682)     (5,573,791)

  Treasury  Stock                                      (32,285)              -
                                                  ------------    ------------

      Total  Stockholders'  Equity                  (2,849,874)     (1,623,123)
                                                  ------------    ------------

      Total  Liabilities  and
        Stockholders'  Equity                     $  1,944,958    $  1,675,804
                                                  ============    ============



   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  DECEMBER 31,


                                                       2003            2002
                                                  ------------    -------------
Revenues                                          $         -     $        171

General  and  Administrative  Expenses              1,881,010          977,174
  Funded R & D                                              -                -
  Cost  of  Funded  R  &  D                           382,000           28,650
  Net  R  &  D  Cost                                  382,000           28,650
                                                  -----------     ------------
      Operating  (Loss)                            (2,263,010)      (1,005,653)
                                                  -----------     ------------

Interest  Income                                           19                -

Interest  in  Income  of
  Unconsolidated  Companies                           (56,900)         (47,120)
                                                  -----------     ------------
      (Loss)  from  Continuing  Operations         (2,319,891)      (1,052,773)

Income  Taxes                                               -                -
                                                  -----------     ------------

      Net  (Loss)                                 $(2,319,891)    $ (1,052,773)
                                                  ===========     ============

Net  (Loss)  Per  Share  Common  Stock                  (0.30)           (0.16)

Weighted  Average  Common  Shares  Outstanding      7,633,940        6,566,563


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

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      JANUARY 1, 2002 TO DECEMBER 31, 2003


                                                                    Accumulated
                                                      Additional      Other
                                No Common     Par       Paid In    Comprehensive   Accumulated   Treasury
DESCRIPTION                      Shares      Value      Capital    Income (Loss)     Deficit       Stock       Total
------------------------------------------------------------------------------------------------------------------------
Balance  January 1, 2002         6,199,000   $6,199   $3,748,807   $(343,187)      $(4,521,018)         -   $(1,109,199)
Common  Stock  Sold  2002           60,000       60       37,440           -                 -          -        37,500
Common Stock Issued for Services   244,764      245      181,005           -                 -          -       181,250
Common  Shares  Issued
  for  Interest                    430,361      430      318,257           -                 -          -       318,687
Net (Loss) Year Ended 2002               -        -            -           -        (1,052,773)         -    (1,052,773)
Other  Comprehensive
    Income  (Loss)                       -        -            -           -                 -          -             -
Foreign  Exchange  Gain                  -        -            -       1,412                 -          -         1,412
                                 --------------------------------------------------------------------------------------
Balance  January 1, 2003         6,934,125   $6,934   $4,285,509   $(341,775)      $(5,573,791)         -   $(1,623,123)

Common  Stock  Sold  2003          119,350      119       74,476           -                 -          -        74,595
Common  Stock  Issued  for
  Services                       1,645,801    1,646      741,134           -                 -          -       742,780
Common  Stock  Issued
  for  Interest                    178,885      179      119,006           -                 -          -       119,185
Common  Stock  Issued
  for  Notes                       217,000      217      190,248           -                 -          -       190,465
Treasury  Stock                     80,713       80          (80)          -                 -    (32,285)      (32,285)
Net  (Loss)  Year
  Ended  2003                            -        -            -           -        (2,319,891)         -    (2,319,891)
Other  Comprehensive (Loss)              -        -            -           -                 -          -             -
Foreign  Exchange  (Loss)                -        -            -      (1,600)                -          -        (1,600)
                                 --------------------------------------------------------------------------------------
Balance  December  31,  2003     9,175,874   $9,175   $5,410,293   $(343,375)      $(7,893,682)  $(32,285)  $(2,849,874)
                                 ======================================================================================






   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      JANUARY 1, 2002 TO DECEMBER 31, 2003

                                                       2003            2002
                                                  ------------    -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net  (Loss)                                       $(2,319,891)    $(1,052,773)
Equity (Loss) from Investees                           56,900          47,120
Depreciation                                            7,710           7,710
Amortization                                           10,000           9,548
Dividends  from  Investees                                  -          11,200
Interest  Expense  for  Common  Stock                 119,185         318,687
Services  for  Notes  Payable                         380,432               -
Services  for  Common  Stock                          742,780         181,250
Increase  in  Accounts  Payable                       468,477         242,598
(Decrease)  Increase  in  Federal
  Payroll Taxes Payable                                 8,338          (4,951)
(Decrease) Increase in Interest Payable                     -         (15,599)
Other                                                  (1,159)         42,861
                                                  -----------     -----------
      Net  Cash  (used  in)
        Operating  Activities                        (527,228)       (212,349)


CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Purchase  CO2  Equipment                              (77,764)       (255,735)
Acquire  Tissue  Bonding  Patent                      (10,290)       (168,980)
                                                  -----------     -----------
      Net  Cash  (used  in)
        Investing  Activities                         (88,054)       (424,715)
                                                  -----------     -----------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Increase  in  Stock  Issue                             74,595          37,500
Proceeds  from  Notes  Payable                        549,900         589,072
                                                  -----------     -----------
      Net  Cash  provided  by
        Financing  Activities                         624,495         626,572
                                                  -----------     -----------


NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                     9,213         (10,492)

Cash and Cash Equivalents at Beginning of Year          3,905          14,397
                                                  -----------     -----------

Cash and Cash Equivalents at End of Year          $    13,118     $     3,905
                                                  ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2003, DECEMBER 31, 2002

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

The technologies involve live tissue bonding, CO2 (carbon dioxide) separation of landfill gas, and anaerobic animal waste disposal. The live tissue bonding focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the world rights on licensing, patenting, manufacturing, development and distribution of this technology. The live biological tissue bonding process has been approved by the Ukraine Ministry of Health for human surgical procedures and patents for the equipment have been obtained for the United States and Australia with other international patents pending.

The Company owned and patent pending carbon dioxide separator technology, also developed in the Ukraine, promotes the economical separation of methane from carbon dioxide gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents it from being commercially sold as fuel. The Ukraine technology has developed an economical carbon dioxide separator that isolates methane gas to the extent that it can be sold to utility companies as well as other industrial and commercial customers. The first installation began in 2002 in Mobile, Alabama with completion originally estimated to be in the second quarter of 2003.

The carbon dioxide equipment is now installed at the Chastain landfill in Mobile, Alabama which is owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement currently exists between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) which gives RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. To accomplish this objective carbon dioxide equipment manufactured by Ukraine subcontractors and owned by the Company was installed at the landfill during 2002 and 2003. Waste Management Inc. asserts the carbon dioxide equipment produces methane gas that fails to meet the Mobile gas quality specifications and accordingly contends the above agreement is terminated. RTC maintains that the Ukraine gas conversion system was fully operational prior to the March 31, 2003 contract deadline and that specification problems associated with processed gas were contributed to by Waste Management Inc. and Transamerican Waste Industries Inc. RTC is currently in voluntary Chapter 11 bankruptcy. In July 2003 RTC filed a lawsuit with the United States Bankruptcy Court Northern District of Illinois Eastern Division to resolve this dispute and as of the date of this audit report no decision has been reached nor is it possible to estimate when one will be. It is possible that the gas collection and conversion systems could be determined to be out of specifications thus necessitating installing upgrades estimated to cost between $200,000 and $300,000 to enable the equipment to meet the Mobile gas requirements. Currently the Company has a caretaker at the landfill to maintain the equipment.

Accounting standards require management and auditors to address impairment of long lived assets so that losses or devaluation be recognized to the extent that remaining book values can be recovered from undiscounted future cash flows. Due to the above mentioned litigation the carbon dioxide equipment has not had a sustained production run making it impossible to determine if any impairment exists and accordingly no write downs are included in the enclosed financial statements.

At the end of December 2003 the Company has invested $1,450,490 on carbon dioxide separator equipment with $206,749 remaining due and payable to the Ukraine manufacturer Sumy Frunze Machine Building Science and Production Association.

The third technology developed in the Ukraine is an anaerobic animal waste process that via a closed loop system eliminates animal waste, odors and microorganisms. The Company owns the exclusive marketing and distribution rights for this equipment. A by-product of this process is an organic fertilizer that will also be marketed in the U.S. and Canada in accordance with rights owned by the Company.

The Company does not internally separate financial information including results of operations by segments such as geographic areas, products, major customers or operating segments. With the major component of earnings in past years coming from earnings of United Engineering Company (UEC), and losses in more recent years such as 2003 and 2002, management considers it impractical to further segment financial information.

Investments in companies in which the Company has an equity interest of at least 20% are accounted for under the equity method. Under this method the Company records its share of income or losses as Interest Income or Losses of
Unconsolidated Companies with corresponding increases or decreases in the investment account. Investments in which the Company has a controlling financial interest represented by either direct or indirect controlling interest (more than 50%) are consolidated. In 2002 Live Tissue Connect, Inc. was formed (86% Company owned) to manage live tissue bonding activities, and in 2001 CSMG Gastech, LLC (89.7% Company owned) was formed to manage carbon dioxide operations. In 1999 Anaerobic Farm Waste, Inc. was incorporated (100% Company owned) to manage that technology. The 2003 and 2002 financial statements are presented with parent and these majority owned subsidiaries consolidated with intercompany transactions and accounts eliminated.

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

Foreign  Operations

Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translations." All balance sheet accounts have been translated using the exchange rate at the balance sheet date. Income Statement accounts have been translated using the average exchange rates for the year. The Company owns a 33.3% interest in UEC which was organized in and operates in Ukraine. In 2003 the average exchange rate used to record income was .19281 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .19270 functional currency to U.S. dollars. In 2002 the average exchange rate used to record income was .19311 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .19390 functional currency to U.S. dollars.

The summarized 2003 and 2002 financial information of UEC presented in accordance with U.S. GAAP and translated into U.S. dollars is presented as follows:

                           UNITED ENGINEERING COMPANY
                            DNIPROPETROVSK, UKRAINE

                                                       2003            2002
                                                  ------------    -------------
Current  Assets                                   $    387,500    $     736,000
Non  Current  Assets                                   389,800          310,000
                                                  ------------    -------------
      Total  Assets                                    777,300        1,046,000

Current  Liabilities                                    11,500          105,000
Non  Current  Liabilities                                    0                0
                                                  ------------    -------------

      Total  Liabilities                                11,500          105,000

Equity                                                 765,800          941,000
                                                  ------------    -------------

      Total  Liabilities  and  Equity                  777,300        1,046,000

Sales                                                1,159,000        1,623,000

Gross  Profit                                          132,800          342,000
Operating  Expense                                     303,500          483,360
                                                  ------------    -------------
      Net  (Loss)                                 $   (170,700)   $    (141,360)
                                                  ============    =============

On the notes to the 2002 financial statements UEC sales were reported as $1,642,000 which included $19,000 in value added tax (VAT) collected. For comparison purposes the VAT has been removed from sales and UEC revenues for 2003 and 2002 are net of tax collected. UEC's equity decreased by $175,200 from 2002 to 2003 which is $4,500 more than the 2003 loss of $(170,700) with the difference attributed to losses in foreign exchange reported under "Accumulated Other Comprehensive (Loss)" on the balance sheet.

Loss  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding. The Company had net losses of $(2,319,891) in 2003 and $(1,052,773) in 2002 and accordingly basic and diluted earnings per share are the same because any dilutive or potentially dilutive securities would be antidilutive.

Issuance  of  Shares  for  Services  and  Interest

Valuation of shares for services and interest is based on the fair market value of services and the stated interest rates on notes payable.

In 2003 1,645,801 shares were issued in exchange for $742,780 in management and marketing services. The cost of the services has been charged to operations and additional paid in capital has been increased by $741,134 representing the excess of the cost of the services over the par value of the common stock issued. Also in 2003 the Company issued 178,885 shares of common stock for interest on notes payable to shareholders with the cost charged to operations, and additional paid in capital increased by $119,006 representing the interest expense over the par value of the common stock issued.

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

Preferred  Stock

On December 28, 1995 the Company authorized the issuance of 75,669 shares of Series A preferred stock, $10.00 face amount, .001 par value which paid a cumulative dividend on net corporate profit equal to 8% of the face amount of the outstanding stock. If the Company does not realize profits, preferred stock dividends are not accruable. Such preferred Series A stock is preferred over all common stock in the event of corporate liquidation and dissolution to the extent of its unredeemed face amount.

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

Accounting  Pronouncements  Adopted

During 2003, the Financial Accounting Standards Board issued the following statements of financial accounting standards (SFAS).

     (1)  SFAS  No.  145 - Debt Extinguishment, Sale-Leasedback, Rescind FASB 44
     (2)  SFAS  No.  146  -  Costs  Associated  with Exit or Disposal Activities
     (3)  SFAS  No.  147  -  Acquisitions  of  Certain  Financial  Institutions
     (4)  SFAS  No.  148  -  Stock-Based  Compensation
     (5) SFAS No. 149 - Derivative Instruments & Hedging Activities, Amend FASB 133
     (6) SFAS No. 150 - Financial Instruments with Characteristics of Liabilities, Equity or Both

Adoption of SFAS No. 145 (Debt Extinguishment) and SFAS No. 148 (Stock-Based Compensation) will not have a material effect on the Company's financial position, results of operations, or on disclosures within the financial statements. In 2003 the Company negotiated a settlement to reduce previously expensed legal fees totaling $77.860 which is included in general and administrative expenses on the Statement of Operations. Prior to the adoption of SFAS 145 debt extinguishments would have been classified as an extraordinary gain but because this has occurred at other times it is presented as a reduction in operating expenses.

During 2002, the Financial Accounting Standards Board issued the following statements of financial accounting standards (SFAS). Adoption of these standards did not have a material effect on the financial position, results of operations, or on disclosures within the financial statements.

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

Income  Taxes

The Company records its income tax provision in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes." (See Note 3)

                                     NOTE 2
                BASIS OF PRESENTATION AND CONSIDERATIONS RELATED
                     TO CONTINUED EXISTENCE (GOING CONCERN)


The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(2,319,891) for the year ended December 31, 2003 and $(1,052,773) for the year ended December 31, 2002 and these factors combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise additional operating funds through equity and/or debt offerings and the sale of technologies. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings, or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long term revenues. A major component of planned future operations involves the construction of animal waste and disposal facilities for either sale and/or lease and these activities are only possible from outside financing. In 2002 the company began carbon dioxide separator equipment installation at the Chastain landfill in Mobile, Alabama. By the end of 2003 the Company invested $1,450,490 in carbon dioxide separator equipment with installation completed during the first quarter of 2003. Included in this amount are $206,749 in payables owed to the Ukraine manufacturer and as of the date of this audit report no sustained production of methane gas processing has occurred nor has any gas been sold. It is determined that if additional funds are required to upgrade the system the possibility remains that the process will still not meet the city of Mobile's specifications and if so it will be necessary to move the equipment from the Chastain landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.

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

With the Company not generating taxable income since inception, no provision for income taxes has been provided. At December 31, 2003 net operating loss carryforward will exceed $5,000,000 making it reasonably uncertain if any of these loss carryforwards will result in tax benefits.

                                     NOTE 4
                    INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of UEC, a Ukraine and U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC's equity was owned by several Ukraine organizations one of which was the State Property Fund of Ukraine. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor, that holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. To complete its authorized capital during the year ending December 31, 2000, approximately 9 UEC employees were given the opportunity to purchase stock and paid 26,100 gryvna (approximately $4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of its 20,000 registered shares that was authorized by UEC with the Company owning 6,666 shares or 33.3% ownership. Although the Company now owns only a 33.3% interest in UEC all major decisions require a 75% stockholder approval which enables CSMG to have an active role in setting policy. For the year ended December 31, 2003 UEC in U.S. dollars had revenues of $1,159,000, assets of $777,300, liabilities of $11,500 and a net worth of $765,000. For the year ended December 31, 2002 revenues were $1,623,000, assets were $1,046,000, liabilities were $105,000 with a net worth of $941,000.

A portion of investment, which is included in the UEC investment account, is considered a Founders Fund and has special priority in the event of liquidation. In 1994 the Company made its original investment in UEC which included contributing $73,843 in autos, equipment and furniture. The Company and UEC agreed that in the event of UEC liquidating, $73,843 would be repaid to the Company in preference to all creditors. As an incentive to encourage foreign investment, the Ukraine government has guaranteed repayment if, upon liquidation, UEC has insufficient funds to do so. This special funding arrangement continues to exist and for presentation purposes is included as part of the UEC investment account on the balance sheet.

                                     NOTE 5
                                  SUBSIDIARIES:
                                CSMG GASTECH, LLC
                           ANAEROBIC FARM WASTE, INC.
                            LIVE TISSUE CONNECT, INC.

In 2001 CSMG Gastech, LLC was formed in which the Company owns 89.7% interest. The consolidated financial statements show $206,000 in Membership Capital representing the investment of 8 members. CSMG Gastech, LLC is a Texas Limited Liability Company formed February 15, 2001 to produce landfill gas for commercial sale.

Anaerobic Farm Waste, Inc. is an Oklahoma corporation formed January 12, 2000 to sell anaerobic farm waste technologies primarily to the United States and Canadian markets. With 2002 and 2003 efforts focused primarily on carbon dioxide and tissue connecting activities, farm waste disposal efforts were primarily devoted to establishing contacts and providing information to potential users of its technology. Anaerobic Farm Waste, Inc. is 100% Company owned.

Live Tissue Connect, Inc. is a Delaware corporation formed May 22, 2002. Although the purpose of the corporation can be any lawful act or activity permitted for Delaware corporations, its specific purpose is to develop, market and sale live tissue bonding technologies throughout the world. Live Tissue Connect, Inc. is 86% Company owned.

                                     NOTE 6
                          NOTES PAYABLE TO STOCKHOLDERS

Notes to shareholders consist of 81 short-term (generally one year) interest bearing unsecured notes with varying maturity dates the most common interest rate being 11% per annum on the unpaid balance. December 31, 2003 notes payable to shareholders totaled $3,475,802 with interest expense of $509,118 as follows:

          a.  Cash  paid  to noteholders              $   13,930
          b.  Common stock  issued  for  interest        119,185
          c.  Accrued  interest  through  12/31/03       305,879
                                                      ----------
                                                      $  438,994
                                                      ==========

December 31, 2002 notes payable to shareholders totaled $2,492,039 with interest expense of $359,879 as follows:

          a.  Cash  paid  to noteholders              $   13,930
          b.  Common stock  issued  for  interest        318,687
          c.  Accrued  interest  through  12/31/02        27,262
                                                      ----------
                                                      $  359,879
                                                      ==========

The Company currently owes Stonegate Management $762,115 in past due principal and interest as of December 31, 2003. Specifically, four notes with original principals of $362,000, $100,000, $53,000 and $115,000 (total $630,000) all came due in 2002 and the Company's attorney is currently in negotiations with Stonegate to restructure a repayment schedule. At the date of this audit a revised payment schedule on restructuring agreement has not been finalized.

Subsequent  Events

On March 2, 2004 a default judgement was entered against the Company in the amount of $32,091 in favor of Bagby & Russell Electric Company. The judgement is a result of an unpaid invoice for electrical work performed pertaining to installing carbon dioxide equipment at Chastain landfill in Mobile, Alabama. The original amount was $48,000 and, although the Company made payments and offered to pay $5,000 per month, it was rejected.

                                     NOTE 7
                                  STOCK OPTIONS

At the beginning of 2003 there were 870,000 shares of stock options outstanding with the following plan provisions:

                 Option  Period    Original                                       Market
                     From           No  of            Options        Option      Price  at
Plan  Date        Grant  Date      Options           Exercised        Price     Grant Date
----------       ---------------  ---------    ------------------   ------      -----------
12/31/1998       10 years; 5      1,500,000    215,000 on 1/28/00   .28 Share   .25 / Share
                 years  if                     415,000 on 9/28/00   .33 Share   .30 / Share
                 optionee owns                 850,000 on 12/31/03  .165 Share  .40 / Share
                 more than 10%
                 than  10%  of
                 voting stock at
                 time  of  grant

5/8/2003         10 years; 5      1,000,000              0
                 years  if
                 optionee owns
                 more than 10%
                 of  voting stock
                 at time of grant

Total  options  outstanding  at  December  31,  2003:
12/31/1998  plan           20,000
5/8/2003  plan          1,000,000
                        ---------
      Total             1,020,000

At the end of December 2003, 850,000 stock options were exercised at the option price of .165. Each officer was given 425,000 shares of stock in exchange for reducing liabilities and returning 80,713 shares of CSMG stock to the treasury at a price per share of .40. On December 1, 2003 CSMG stock opened at .35 and on December 31, 2003 closed at .45. Compensation expense of $199,750 was recorded which represents the excess of the option price, .165 over market value ..40 reduced by $107,965 in satisfaction of liabilities and $32,285 in surrendered stock. Par value capital stock was increased by $850 and paid in capital increased by $339,150.

ITEM  9.  DIRECTORS,   EXECUTIVE   OFFICERS,  PROMOTERS   AND   CONTROL PERSONS;
          COMPLIANCE  WITH  SECTION  16(a)  OF  THE EXCHANGE  ACT

     Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                                      Director's
                                                        Director        Term
      Person                 Positions  and  Offices      Since        Expires
      ------                 -----------------------    --------      ----------
Esmeralda G. Robbins,  59    Chairman  of the Board       1992          2004
                             of  Directors

Donald  S.  Robbins,  59     President,  Chief            1992          2004
                             Executive  Officer  and
                             Director

Gordon  W.  Allison,  77     Executive Vice Presi-        1992          2004
                             dent,  Chief  Financial
                             Officer,  Secretary  and
                             Director

James  Workman,  76          Director                     1998          2004

Robert  Jay  Machen, 72      Director                     2003          2004

Carl  Pojezny,  52           Director                     2003          2004

David  R.  Selby,  60        Director                     2003          2004

Conrad  Derdeyn,  70         Director                     2003          2004

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

     Donald S. Robbins, President and Chief Executive Officer. Mr. Robbins is a founder of our company and currently serves as President, Chief Executive Officer and Board Member. Mr. Robbins has been instrumental in developing relationships with the company's foreign and domestic partners and oversees the management of the company, as well as any new technology acquisitions, evaluation and investment. These acquisitions have included state of the art technologies, such as Live Soft Biological Tissue Bonding for humans and animals and CO2 separation technologies for landfill gas and anaerobic animal waste processing. Prior to founding our company, Mr. Robbins gained extensive experience in the financial services and insurance industries, where he held numerous licenses such as Registered Investment Advisor and Registered Principal. He was nationally recognized in the financial services industry and has lectured in public seminars as well as industry related symposiums. During his 22 years in the financial services industry, Mr. Robbins has received over 140 awards and honors including numerous "Man of the Year" awards from multinational financial service and insurance companies. Mr. Robbins is also President and CEO of Live Tissue Connect, Inc. and Chairman and CEO of Anaerobic Farm Waste, Inc., both of which are subsidiaries of our company. Mr. Robbins is on the Supervisory Council of United Engineering Company and serves as a foreign member of the International Association of Welding of the E. O. Paton Institute of Electric Welding National Academy of Sciences of Ukraine. He devotes all his time to the affairs of our company. Mr. Robbins is the spouse of Esmeralda G. Robbins, the chairman of our board of directors.

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

     Robert Jay Machen. Mr. Machen, a graduate of Auburn University, is a civil engineer. After several years early experience in building dams and bridges, he was employed from 1964 to August 1997 by McDermott International, Inc., a New Orleans-based energy services company serving the energy and power industry. He held positions as vice president and general manager for fabrication of off-shore installations in the Gulf of Mexico, the British North Sea and the Western Hemisphere outside the U.S. He also held positions as Senior Vice President for Government Relations in Washington, D.C. and as the Senior Vice President and Chief Representative for corporate sales efforts in Russia, China, Taiwan and Hong Kong. From October 1997 to the present he has acted as a director and adviser to MODEC International of Houston, Texas, a leading provider of floating production and storage systems and platforms on legs to the offshore petroleum industry around the world.

     Carl Pojezny. Mr. Pojezny, a graduate of Oklahoma State University, has been self-employed since 1979 under the entity Carl Pojezny Enterprises specializing in commercial income-producing real property. His work involves the development, construction management, sales and leasing of commercial real estate. Since 1979 he has been and is the president of Eastmoor Industries, Inc., the general partner of Eastmoor Shopping Center, Ltd. which owns a 52,000 square-foot shopping center in Moore, Oklahoma, Since 1983 he has been and is the president of Chickasha Shopping Center, Inc. and managing general partner of Grandview, Ltd., which owns a 73,000 square foot shopping center in Chickasha, Oklahoma, Since 1986 he has been and is the president of Property Asset Management, Inc., a H.U.D.-certified Oklahoma company for the management and marketing of commercial and residential real properties that become held by H.U.D. Since 1986 he has been and is the president of Instar Corporation, a successor to a reorganized Chapter 11 company, Pepco, Inc,. that owns multifamily and commercial real property once valued in excess of $130 million. Since 1984 Mr. Pojezny has been appointed and served as receiver in federal and state courts throughout Oklahoma in 39 separate cases involving all types of commercial real properties, single-family dwellings and undeveloped land.

     David R. Selby. Mr. Selby has degrees in economics from Oklahoma State University and a graduate degree in Health Administration from the University of Oklahoma. Since 1994 he has been employed as president of Selby and Associates in Oklahoma City, a health care systems consulting firm that provides management and technical consultations to Indian Tribal Organizations in the management and operation of health delivery systems for specific beneficiaries. From 1990 to 1993 he was employed in Oklahoma City as the director of the Oklahoma Regional Development Center of the Indian Health Services. From 1984 to 1990 he was employed in Oklahoma City as the Chief, Program Analysis and Statistics Branch for the Oklahoma Area Indian Health Services. Prior to 1984 he was employed in various capacities, primarily of a statistical, planning and evaluation nature, for the Oklahoma Area Indian Health Services in Oklahoma City and for the United States Public Health Service Regional Office in Kansas City, Missouri.

     Conrad Derdeyn. Mr. Derdeyn has degrees in civil engineering from the University of Texas at Austin. In addition to being employed from 1963 to 2002 by Caterpillar, Inc., and its affiliated companies, which are leading manufacturers of heavy earthmoving, mining, pipeline and construction equipment, he served from 1956 to 1994 in the Transportation Corps of the U.S. Army Reserves, retiring with the rank of colonel. His positions with Caterpillar and its affiliates were Manager, Special Projects (1963-1965); Construction Market engineer for mines, pipelines and dams (1965-1969); Supervisor, Heavy Construction (1969-1970); Manager of Pipeline Market Sales, Finning Tractor, Vancouver, B.C. (1970-1972); Marketing Engineer, Peoria, Illinois (1972-1973); Area Director, Caterpillar Overseas, Madrid, Spain (1973-1975); Sales Manager, Caterpillar Brazil, San Paulo Brazil (1975-1979); Manager of CONEXDO 1981, a worldwide construction industry exposition held every six years (1980-1981); Manager, Caterpillar, Inc.'s Southwest Division (1981-1983); District Manager, Caterpillar, Inc.'s Gulf Coast Area (1982-1999); and Manager, Caterpillar, Inc.'s Pipeline Division (1998-2002).

     Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act.
     ---------------------------------------------------------------------

     Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange  Act  during  the  most  recent  fiscal  year  or  prior  fiscal years:

                                                                        No. of Failures
                                                 No. of Transactions       to File a
                         No. of Late Reports     Not Timely Reported     Required Report
                         -------------------     -------------------    ----------------
Esmeralda G. Robbins            None                    None                   None
Donald S. Robbins               None                    None                   None
Gordon W. Allison               None                    One                    One
James Workman                   None                    None                   None

ITEM  10.  EXECUTIVE  COMPENSATION

     Set forth below is the aggregate compensation during fiscal years 2001, 2002, and 2003 of the chief executive officer of the company. During the period, no executive officer of the company received compensation that exceeded $100,000.

            Name                 Fiscal Year  Annual Salary   Other Compensation
            ----                 -----------  -------------   ------------------
Donald S. Robbins, President         2003       $  49,063          $       0
Gordon Allison, Exec. Vice Pres.     2003       $  32,000          $       0
Donald S. Robbins, President         2002       $  69,514          $       0
Gordon Allison, Exec. Vice Pres.     2002       $  32,356          $       0
Donald S. Robbins, President         2001       $  99,678          $ 438,222
Gordon Allison, Exec. Vice Pres.     2001       $  48,500          $ 317,333

     Stock Options. Set forth below is information concerning each exercise of stock options during the last fiscal year by each of the named executive officers and the fiscal year-end values of unexercised options, provided on an aggregated basis:

                                                No.  of  Shares
                                                  Underlying         Value  of  Unexercised
                                             Unexercised  Options        In-the-Money
                       Shares                   at  FY-End            Options  at  FY-End
                      Acquired     Value        Exercisable/              Exercisable/
       Name        or Exercised   Realized      Unexercisable             Unexercisable
       ----        ------------   --------   --------------------    ----------------------
Donald S. Robbins        425,000      $121,125     225,000/0                 0/0
Gordon W. Allison        425,000      $121,125     225,000/0                0/0

     2003 Stock Option Plan. The following options were granted on May 8, 2003 to the following persons:

                                        No.  of  Shares                                Market  Value  at  Year  End
                                        Underlying         Exercise     Expiration      of  In-the-Money  Options
Name  and Position                      the  Options       Prices       Dates           Exercisable/Unexercisable
------------------                      ---------------    --------     ----------     ----------------------------
Donald S. Robbins, CEO and Director     225,000            $0.605        05-08-08                $0/0
Gordon W. Allison, CFO and Director     225,000            $0.605        05-08-08                $0/0
James Workman, Director                  50,000            $0.55         05-08-13                $0/0
Ernest Stern, consultant                 50,000            $0.55         05-08-13                $0/0
K. Bruce Jones, consultant              100,000            $0.55         05-08-13                $0/0
Charles Hanor, consultant                50,000            $0.55         05-08-13                $0/0



Thomas J. Kenan, attorney                50,000            $0.55         05-08-13                $0/0
Sherie S. Adams, consultant              15,000            $0.55         05-08-13                $0/0
Herman Hohauser, attorney               100,000            $0.55         05-08-13                $0/0


     Directors of the company receive no compensation for their services as directors.


ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The table below sets forth, as of December 31, 2003, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

                                                   Number  of
                                                   Shares  of
     Name  and  Address                            Common  Stock      Percent
     ------------------                           --------------      -------
     Esmeralda  G.  Robbins(1)                       300,000            3.3
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471

     Donald  S.  Robbins(1)                        1,599,752           17.5
     701  CCNB  North  Tower
     500  North  Shoreline
     Corpus  Christi,  TX  78471

     Gordon  W.  Allison                           1,122,506           12.3
     12205  Maple  Ridge  Road
     Oklahoma  City,  Oklahoma  73120

     James  Workman                                  120,000            1.3
     1826  War  Eagle  Street
     North  Little  Rock,  AR  72116

     David  Selby                                     75,000              *
     14913  Jefferson  Lane
     Oklahoma  City,  OK  73134

     Robert  Machen                                   84,000              *
     5327  Westerdale  Drive
     Fulshear,  TX  77441




     Conrad  Derdeyn                                  44,000              *
     11554  Spicewood  Parkway
     Austin,  TX  78750-2602

     Carl  Pojezny                                    64,800              *
     5900  Mosteller  Drive,  Ste.  1700
     Oklahoma  City,  OK  73112

     Officers  and  Directors                      3,410,058           37.3
     as  a  group  (8  persons)
     --------------------------

*     Less  than  one  percent.
(1)   Esmeralda  G.  Robbins  and  Donald  S.  Robbins  are  wife and husband.

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

                                CONSORTIUM  SERVICE  MANAGEMENT  GROUP,  INC.


                                By:/s/  Donald  S.  Robbins
Date:  April  14,  2004            ---------------------------------------------
                                   Donald  S.  Robbins,  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/  Donald  S.  Robbins
Date:  April  14,  2004         ------------------------------------------------
                                Donald  S.  Robbins,  President,  Chief
                                     Executive  Officer  and  Director


                                /s/  Esmeralda  G.  Robbins
Date:  April  14,  2004         ------------------------------------------------
                                Esmeralda  G.  Robbins,  Chairman  of  the
                                     Board  and  Director


                                /s/  Gordon  W.  Allison
Date:  April  14,  2004         ------------------------------------------------
                                Gordon  W.  Allison,  Chief Financial Officer
                                     and  Director


                                /s/  James  Workman
Date:  April  14,  2004         ------------------------------------------------
                                James  Workman,  Director


                                /s/  Robert  Jay  Machen
Date:  April  14,  2004         ------------------------------------------------
                                Robert  Jay  Machen,  Director

                                /s/  Carl  Pojezny
Date:  April  14,  2004         ------------------------------------------------
                                Carl  Pojezny,  Director


                                /s/  David  R.  Selby
Date:  April  14,  2004         ------------------------------------------------
                                David  R.  Selby,  Director


                                /s/  Conrad  Derdeyn
Date:  April  14,  2004         ------------------------------------------------
                                Conrad  Derdeyn,  Director

                    Consortium Service Management Group, Inc.
                          Commission File No. 0-27359

                                  EXHIBIT INDEX

                                  FORM 10-KSB
                  For the fiscal year ended December 31, 2003


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