Form 10KSB/A
period 2003-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2004-05-05
CIK 1015002

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVE., SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.M.  FULLER  (1920-1999)                               TELEPHONE:  405-235-2575
JERRY TUBB                                               FACSIMILE: 405-232-8384
DAVID  POMEROY
TERRY  STOKES
---------------

OF  COUNSEL:
MICHEL  A.  BICKFORD                                     THOMAS J. KENAN E-MAIL:
THOMAS  J.  KENAN                                              kenan@ftpslaw.com
ROLAND  TAGUE
DAN  M.  PETERS

                                  May 5, 2004

Securities  and  Exchange  Commission
Division  of  Corporation  Finance
450  Fifth  Street,  N.W.
Washington,  D.C.  20549

     Re:     Amendment  1  to  Annual  Report  on  Form  10-KSB
             for  the  fiscal  year  ended  December  31,  2003
             Consortium  Service  Management  Group,  Inc.
             Commission  File  No.  0-27359

Gentlemen:

As counsel to Consortium Service Management Group, Inc., I enclose Amendment No. 1 to its Form 10-KSB for the fiscal year ended December 31, 2003. This amendment makes no revisions to the text of the report or to the financial statements. The auditor revised his audit report and notes to financial statements, replacing Note 7 and including a new Note 8.

We are providing by FedEx, as courtesy copies, three redlined hard copies as well as three hard copies of the filed version of the Amended Form 10-KSB.

If there are questions or matters that could be resolved more effectively by telephone, please call me at 405-235-2575. My fax number is 405-232-8384.

Sincerely,

/s/  Thomas  J.  Kenan


Thomas  J.  Kenan


Attachment

cc:  Donald  S.  Robbins  (w/attachment)
     Gordon  W.  Allison  (w/attachment)
     Gary  Skibicki,  C.P.A.  (w/attachment)

                     .S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


As more fully discussed in Note 8 the Notes to the Company's Financial Statements have been revised.


/s/  Gary  Skibicki

Gary  Skibicki,  CPA,  PC
Oklahoma  City,  OK

May  4,  2004

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


The technologies involve live tissue bonding, CO2 (carbon dioxide) separation of landfill gas, and anaerobic animal waste disposal. The live tissue bonding focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the world rights on licensing, patenting, manufacturing, development and distribution of this technology. The live biological tissue bonding process has been approved by the Ukraine Ministry of Health for human surgical procedures and patents for the equipment have been obtained for the United States and Australia with other U.S. and international patents pending.


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


The carbon dioxide equipment is now installed at the Chastang landfill in Mobile, Alabama which is owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement currently exists between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) which gives RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. To accomplish this objective carbon dioxide equipment manufactured by Ukraine subcontractors and owned by the Company was installed at the landfill during 2002 and 2003. Waste Management Inc. asserts the carbon dioxide equipment produces methane gas that fails to meet Mobile Gas quality specifications and accordingly contends the above agreement is terminated. RTC maintains that the Ukraine gas conversion system was fully operational prior to the March 31, 2003 contract deadline and that specification problems associated with processed gas were contributed to by Waste Management Inc. and Transamerican Waste Industries Inc. RTC is currently in voluntary Chapter 11 bankruptcy. In July 2003 RTC filed a lawsuit with the United States Bankruptcy Court Northern District of Illinois Eastern Division to resolve this dispute and as of the date of this audit report no decision has been reached nor is it possible to estimate when one will be. It is possible that the gas collection and conversion systems could be determined to be out of specifications thus necessitating installing upgrades estimated to cost between $200,000 and $300,000 to enable the equipment to meet the Mobile gas requirements. Currently the Company has a caretaker at the landfill to maintain the equipment.


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


The Company's management intends to raise additional operating funds through equity and/or debt offerings and the sale of technologies. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings, or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long term revenues. A major component of planned future operations involves the construction of animal waste and disposal facilities for either sale and/or lease and these activities are only possible from outside financing. In 2002 the company began carbon dioxide separator equipment installation at the Chastang landfill in Mobile, Alabama. By the end of 2003 the Company invested $1,450,490 in carbon dioxide separator equipment with installation completed during the first quarter of 2003. Included in this amount are $206,749 in payables owed to the Ukraine manufacturer and as of the date of this audit report no sustained production of methane gas processing has occurred nor has any gas been sold. It is determined that if additional funds are required to upgrade the system the possibility remains that the process will still not meet Mobile Gas specifications and if so it will be necessary to move the equipment from the Chastang landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.


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

Subsequent  Events


On March 2, 2004 a default judgement was entered against the Company in the amount of $32,091 in favor of Bagby & Russell Electric Company. The judgement is a result of an unpaid invoice for electrical work performed pertaining to installing carbon dioxide equipment at Chastang landfill in Mobile, Alabama. The original amount was $48,000 and, although the Company made payments and offered to pay $5,000 per month, it was rejected.


                                     NOTE 7
                                  STOCK OPTIONS


At the beginning of 2003 there were 1,500,000 stock options outstanding with the following plan provisions:

                 Option  Period    Original                                                           Market
                     From           No  of            Options        Options             Option      Price  at
Plan  Date        Grant  Date      Options             Issued       Exercised             Price     Grant Date
----------       ---------------  ---------    ------------------   ----------             ------   ----------
12/31/98         10  years;       1,500,000    850,000 on 1/31/98                         .165/Sh     .15/Sh
                 5  years  if                  215,000 on 1/28/00                         .280/Sh     .25/Sh
                 optionee  owns                435,000 on 9/28/00                         .330/Sh     .30/Sh
                 more than 10% of                                   850,000 on 12/30/03   .165/Sh     .40/Sh
                 voting stock at
                 time of grant

5/8/03           10  years; 5     1,000,000    865,000 on 5/8/03                          .605/Sh     .55/Sh
                 years if optionee
                 owns more than
                 10% of voiting
                 stock at time of
                 grant

Total  options  outstanding  at  December  31,  2003:
12/31/1998  plan                    650,000
5/8/2003  plan                      865,000
                                  ---------
     Total                        1,515,000


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


                                     NOTE 8
                                REVISION TO NOTES

Subsequent to the issuance of the Company's financial statements and notes a revision to Note 2 became necessary to indicate that the methane gas specifications are those of Mobile Gas and not the city of Mobile. The second paragraph of Note 2 has been revised to indicate this change. Additionally,
Note 7 has been revised to indicate the issue dates and exercise date of the December 31, 1998 stock options. Note 7 also corrects the number of stock options outstanding at the beginning of 2003, the number of stock options issued and the number of stock options outstanding at December 31, 2003.

These notes do not require the originally filed financial statements to be changed and accordingly have no effect on the originally presented (loss) per share of $(.30) in 2003 and $(.16) in 2002.

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

                                CONSORTIUM  SERVICE  MANAGEMENT  GROUP,  INC.


                                By:/s/  Donald  S.  Robbins
Date:  May  5,  2004               ---------------------------------------------
                                   Donald  S.  Robbins,  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/  Donald  S.  Robbins
Date:  May  5,  2004               ---------------------------------------------
                                Donald  S.  Robbins,  President,  Chief
                                     Executive  Officer  and  Director


                                /s/  Esmeralda  G.  Robbins
Date:  May  5,  2004               ---------------------------------------------
                                    Esmeralda  G.  Robbins,  Chairman  of  the
                                      Board  and  Director


                                /s/  Gordon  W.  Allison
Date:  May  5,  2004               ---------------------------------------------
                                   Gordon  W.  Allison,  Chief Financial Officer
                                     and  Director


                                /s/  James  Workman
Date:  May  5,  2004               ---------------------------------------------
                                   James  Workman,  Director


                                /s/  Robert  Jay  Machen
Date:  May  5,  2004               ---------------------------------------------
                                    Robert  Jay  Machen,  Director

                                /s/  Carl  Pojezny
Date:  May  5,  2004               ---------------------------------------------
                                   Carl  Pojezny,  Director


                                /s/  David  R.  Selby
Date:  May  5,  2004               ---------------------------------------------
                                   David  R.  Selby,  Director


                                /s/  Conrad  Derdeyn
Date:  May  5,  2004               ---------------------------------------------
                                   Conrad  Derdeyn,  Director

                    Consortium Service Management Group, Inc.
                          Commission File No. 0-27359

                                  EXHIBIT INDEX

                         AMENDMENT NO. 1 TO FORM 10-KSB

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