Form 10QSB
period 2004-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2004-05-14
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As  of  May  10,  2004,  there  were 9,578,622 shares of the Registrant's Common
Stock,  par  value  $0.001,  outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION



Item  1.     Financial  Statements

     Review  Letter                                                            3
     Consolidated  Balance  Sheet  March  31,  2004  and
       December  31,  2003                                                     4
     Consolidated  Statement  of  Operations  March  31,  2004
       and  2003                                                               6
     Consolidated  Statement  of  Cash  Flows  March  31,  2004  and  2003     7
     Consolidated  Statement  of  Stockholders'  Equity  Three  Months
       Ended  March  31,  2004                                                 8
     Notes to Financial Statements                                             9

                        Independent Accountant's Report


I have reviewed the accompanying interim balance sheets of Consortium Service Management Group, Inc. and consolidated subsidiaries for the quarter ended March 31, 2004 and year ended December 31, 2003 and the related statements of operations, cash flows and stockholders' equity for the quarter and year then ended. These interim financial statements are the responsibility of the company's management.

I conducted my review in accordance with standards established by the Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

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


/s/  Gary  Skibicki,  C.P.A.,  P.C.
-----------------------------------
Gary  Skibicki,  C.P.A.,  P.C.
Oklahoma  City,  OK
May  7,  2004

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    Mar 31, 2004   Dec 31, 2003
                                                    ------------   ------------
CURRENT  ASSETS
  Cash                                              $      (265)   $     13,118
                                                    -----------    ------------
     Total  Current  Assets                                (265)         13,118


FIXED  ASSETS
  Furniture  and  Equipment                              61,409          61,409
    Less  Accumulated  Depreciation                     (60,809)        (58,881)
                                                    -----------    ------------
      Total  Fixed  Assets                                  600           2,528


OTHER  ASSETS
  Investment  -  United  Engineering  Company           234,172         255,318
  Investment  -  CO2  Equipment                       1,451,207       1,450,490
  CO2  Equipment  Patent                                  8,000           8,000
  Tissue  Bonding  Patent                               236,018         236,018
    Less  Accumulated  Amortization                     (23,014)        (20,514)
                                                    -----------    ------------
      Total  Other  Assets                          $ 1,906,383    $  1,929,312

      Total  Assets                                 $ 1,906,718    $  1,944,958
                                                    ===========    ============










     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                  LIABILITIES


                                                    Mar 31, 2004   Dec 31, 2003
                                                    ------------   ------------
CURRENT  LIABILITIES
  Accounts  Payable                                 $   603,117    $    680,969
  Interest  Payable                                     378,201         199,266
  Payroll  Taxes  Payable                                28,911          26,046
  Notes  Payable  to  Stockholders                    3,577,841       3,475,802
  CO2  Equipment  Payable                               206,749         206,749
                                                    ------------   ------------
      Total  Current  Liabilities                     4,794,819       4,588,832


Minority  Interest  in  Consolidated  Subsidiary        206,000         206,000


STOCKHOLDERS'  EQUITY
  Common  stock  $.001  par  value,  40,000,000
    shares  authorized;  9,216,374  shares
    issued  and 9,135,661  shares  outstanding
    at  March  31,  2004 and  9,175,874  shares
    issued  and  9,095,161  shares outstanding
    at  December  31,  2003                               9,216           9,175

  Additional  Paid  in  Capital                       5,435,564       5,410,293

  Accumulated  Other  Comprehensive  (Loss)            (343,375)       (343,375)

  Accumulated  (Deficit)                             (8,163,221)     (7,893,682)

  Treasury  Stock                                       (32,285)        (32,285)
                                                    ------------   ------------
      Total  Stockholders'  Equity                   (3,094,101)     (2,849,874)


      Total  Liabilities  and
        Stockholders'  Equity                       $ 1,906,718    $  1,944,958
                                                    ===========    ============







     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Jan 1, 2004-     Jan 1, 2003-
                                                 Mar 31, 2004     Mar 31, 2003
                                                 ------------     ------------
Revenues                                         $          -     $          -

General  and  Administrative  Expenses                245,774          145,094
  Funded  R  &  D                                           -                -
  Cost  of  Funded  R  &  D                             2,622            8,910
  Net  R  &  D  Cost                                    2,622            8,910
                                                 ------------     ------------
      Operating  (Loss)                              (248,396)        (154,004)

Interest  Income                                            3                3

Interest  in  Income (Loss) of
  Unconsolidated Companies                            (21,146)         (36,830)
                                                 ------------     ------------
      (Loss)  from  Continuing  Operations           (269,539)        (190,831)

Income  Taxes                                               -                -

      Net  (Loss)                                $   (269,539)     $  (190,831)
                                                 ============      ===========

Net  (Loss)  Per  Share  Common  Stock                  (0.03)           (0.03)

Weighted  Average Common Shares Outstanding         9,115,411        6,950,313


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

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 Jan 1, 2004-     Jan 1, 2003-
                                                 Mar 31, 2004     Mar 31, 2003
                                                 ------------     ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net  (Loss)                                      $   (269,539)    $   (190,831)
Depreciation  and  Amortization                         4,428            4,428
Increase  (Decrease)  Accrued  Interest               178,935                -
Increase  (Decrease)  Current  Liabilities            (74,987)         177,923
Equity  (Income)  Loss  from  Investee                 21,146           36,830
                                                 ------------     ------------
      Net  Cash  provided  by  (used  in)
        Operating Activities                         (140,017)          28,350


CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Employee  Advance                                           -          (13,800)
Purchase  Equipment  and  Patent                         (717)        (166,939)
                                                 ------------     ------------
      Net  Cash  (used  in)  Investing
        Activities                                       (717)        (180,739)


CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Increase  Notes  Payable                              102,039          130,700
Increase  Stock  Issue                                 25,312           20,000
                                                 ------------     ------------
      Net  Cash  provided  by  Financing
        Activities                                    127,351          150,700


NET  INCREASE  (DECREASE)  IN  CASH  AND
  CASH  EQUIVALENTS                                   (13,383)          (1,689)

Cash and Cash Equivalents at Beginning of Period       13,118            3,905
                                                 ------------     ------------

Cash and Cash Equivalents at End of Period       $       (265)    $      2,216
                                                 ============     ============











     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        JANUARY 1, 2004 - MARCH 31, 2004


                                                                  Accumulated
                                                   Additional       Other
                            No. Common      Par      Paid In    Comprehensive    Accumulated    Treasury
Description                Shares (Ea.)    Value     Capital        Deficit        Deficit        Stock         Total
-----------                ------------   -------  -----------  -------------    -----------   ------------  ------------
Balance  January 1, 2004    9,175,874     $9,175   $5,410,293     $ (343,375)    $(7,893,682)   $  (32,285)  $(2,849,874)
Common  Stock  Sold                 -          -            -              -               -             -             -
Common  Stock  Issued
  for  Services                 6,000          6        3,743              -               -             -         3,749
Common  Shares  Issued
  for  Interest                34,500         35       21,528              -               -             -        21,563
Net  (Loss)                         -          -            -              -        (269,539)            -      (269,539)
Other  Comprehensive
  Income  (Loss)                    -          -            -              -               -             -             -
Foreign  Exchange
  Gain  (Loss)                      -          -            -              -               -             -             -
                            --------------------------------------------------------------------------------------------

Balance  March  31, 2004    9,216,374     $9,216   $5,435,564     $ (343,375)    $(8,163,221)   $  (32,285)  $(3,094,101)
                            ============================================================================================

     Treasury  Shares         (80,713)
                            ---------
Shares  Outstanding         9,135,661
                            =========








     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2004, DECEMBER 31, 2003


                                     NOTE 1
                              BASIS OF PRESENTATION


The accompanying unaudited interim financial statements have been prepared in accordance with standards established by the Public Company Accounting Oversight Board. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the annual financial statements and footnotes thereto for the year ended December 31, 2003.

                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(269,539) for the three months ended March 31, 2004 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net loses:

                                         Jan 1, 2003-     Jan 1, 2002-
                                         Mar 31, 2003     Mar 31, 2002
                                         ------------     ------------

          Sales                           $   203,243     $    228,973
          Gross  Profit                           982          (26,296)
          Net  (Loss)                     $   (63,500)    $   (110,490)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Quarter of 2004 Compared to First Quarter of 2003
-------------------------------------------------------------------------------

     We  had  no  revenues  in  Q1  2004,  compared  to  no revenues in Q1 2003.

     Operating expenses increased by $94,392 or 61 percent during Q1 2004 as compared with operating expenses during Q1 2003. Operating expenses were $248,396 in Q1 2004 and were $154,004 in Q1 2003. The increase is attributable primarily to increased cost of CO2 equipment installation and tissue bonding development.

     We had a net loss from operations of $248,396 for Q1 2004, up considerably from a net loss of $154,004 for Q1 2003.

     We accrued a loss in Q1 2004 of $21,146 from our joint venture in Ukraine with United Engineering Company, as compared with a net loss of $36,830 from this activity in Q1 2003.

     Altogether, we reported a net loss in Q1 2004 of $269,539, or $0.03 a share, compared with a net loss in Q1 2003 of $190,831 or $0.03 a share.

     We were able to remain liquid during this quarter through (1) an increase in notes payable of $102,039, (2) an increase in accrued interest of $178,935, and (3) the sale of $35,312 of common stock.

     On March 29, 2004, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, we may issue and sell to
Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, we are entitled to draw down on the Equity Line of Credit once the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective. The purchase price for the shares is equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. We have the right, but not the obligation, to require  Cornell  Capital  to  purchase  shares in the company's common stock in amounts not to exceed $140,000 per draw up to a maximum of $420,000 per month with a total of $10 million over a consecutive 24-month period. Cornell Capital Partners will receive a fee debenture of $390,000, in the form of convertible debentures. Cornell will also receive a $10,000 legal fee of which $5,000 has been paid and the balance will be paid from the proceeds from the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. The net effect of the 5% discount and the 5% retainage of each advance is that Cornell Capital Partners shall pay 90.25% of the applicable closing bid price for each share of our common stock. In addition, we have entered into a placement agent agreement with Newbridge Securities, a registered broker-dealer. Pursuant to the placement agent agreement, we will pay a one-time placement agent fee in shares of common stock equal to approximately $10,000 based on the stock price on the date we agreed to engage the placement agent.

     Outlook
     -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     We are optimistic for our future, particularly with regard to all of 2004. The status of our CO2 separator project in Chastang County, Alabama is that the installation was completed during March 2003. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. ("WMC", the operator of the landfill) ordered Resource Technology Corporation "RTC" (the holder of the gas ownership contract) off the landfill and contended that our CO2 separator equipment produces methane gas that fails to meet gas quality specifications and that, therefore, the agreement to buy the gas is terminated. This contention is now being litigated in RTC's chapter 11 reorganization proceeding. It is possible that our gas collection and conversion systems could be determined to be out of specifications thus necessitating installing upgrades estimated to cost between $200,000 and $300,000 to enable the equipment to meet the gas quality requirements. Currently the Company has a caretaker at the landfill to maintain the equipment. If additional funds are required to upgrade the system the possibility remains that the process will still not meet the Mobile Gas specifications and if so it will be necessary to move the equipment from the Chastang landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.

     The status of our tissue bonding project is that we have completed more than 2,000 human surgeries in Ukraine clinical trials and continue to develop new methods of surgical procedures and tools. We have started the development of equipment from prototype model to a commercial model. The equipment bonds the soft biological tissue with a special miniature surgical tool. No glues, sutures, staples or other foreign matter are used. The process is best described as a welding process. The scar tissue is either minimal or non-existent. Tests conducted in Louisville, Kentucky by U.S. surgeons on rabbits' stomachs resulted in scar tissue only forty microns wide six months after surgery. It appears that the Ukraine scientists have developed a superior, all-purpose, seamless method of bonding soft biological tissues, which method is characterized by simple manipulation applicable to different surgical operations and the fast restoration of tissues without the formation of coarse scars. Apparently there is no need for prolonged special training of surgeons and surgical personnel.

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

     We have submitted no applications, requests or testing results to the Federal Drug Administration. We have not marketed the bonding equipment in the Ukraine or any other non-U.S. country and have no plans at this time to do this. Our plans are to manufacture prototypes only in Ukraine and to set up fully controlled clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. To date we have completed more than 2,000 successful human surgeries at Ukraine hospitals. We are currently negotiating with a group of private investors who are familiar with our company for these funds.

     In 2002 we formed Live Tissue Connect, Inc., a Delaware corporation, through which we propose to develop our Tissue Bonding technology. We own 86 percent of Live Tissue Connect, Inc.

     We estimate that in excess of $2 million have been expended in developing the project and that $2.5 million of additional funds must be expended to bring this product to market. We estimate that the first surgical equipment will be manufactured in the U.S. during the next 12 months now that the U.S. patent applications are approved and patents are issued.

     This project is still in the development stage, even though the Ukrainians have created a finished product in their special miniature surgical tool. Improvements in the tool are possible, and testing on live tissue of humans to U.S. testing standards is required. Approval of the process and equipment by the Federal Drug Administration is required.

     With regard to our farm waste anaerobic project, we expect contracts to be executed during 2004. We have met resistance from swine, dairy and poultry farmers in our efforts to sell our farm waste anaerobic plant, due to the long period of time required for small farms to recover the costs of the plant and due to falling producer prices in these industries. Our efforts at this time are concentrated on building a demonstration plant with Poultry Growers of Oklahoma. The growers are working with the Oklahoma Agriculture Commission in coordination with Anaerobic Farm Waste, Inc. for a loan grant to do an engineering and marketing feasibility study of building a plant in Southeast Oklahoma. Also, we have retained a Native American consultant to negotiate an arrangement with the Native American tribes for a grant from the U.S. Corps of Engineers to do a feasibility study for building an anaerobic plant in Northeastern Oklahoma. The resolution has been drawn but not signed as of this date.

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

Date:  May 12, 2004                   Consortium Service Management Group, Inc.


                                      By:/s/  Gordon  W.  Allison
                                         ---------------------------------------
                                         Gordon  W.  Allison,    Executive  Vice
                                         President and  Chief  Financial Officer

                    Consortium Service Management Group, Inc.
                           Commission File No. 0-27359

                                  EXHIBIT INDEX

                                   FORM 10-QSB
                  For the quarterly period ended March 31, 2004


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