Form 10QSB
period 2004-06-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2004-08-19
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Consortium Service Management Group, Inc.
(Exact name of registrant as specified in its charter)

Texas	0-27359	74-2653437
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

500 North Shoreline Drive, Suite 701 North
Corpus Christi, TX 78471
512-887-7546

(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

As of August 6, 2004, there were 11,912,753 shares of the Registrant's Common Stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

PART I - FINANCIAL INFORMATION

Independent Accountant’s Report

To the Board of Directors and Stockholders of
Consortium Service Management Group, Inc. and Subsidiaries

I have reviewed the accompanying interim consolidated balance sheets of Consortium Service Management Group, Inc. and Subsidiaries for the quarter ended June 30, 2004 and year ended December 31, 2003 and the related consolidated statements of operations, cash flows and stockholders’ equity for the quarter and year then ended. These interim consolidated financial statements are the responsibility of the Company’s management.

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

Based upon my review, I am not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the interim consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gary Skibicki, C.P.A., P.C.

Gary Skibicki, C.P.A., P.C.
Oklahoma City, OK
August 12, 2004

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	Jun 30, 2004	Dec 31, 2003

CURRENT ASSETS
Cash	$1,888	$13,118

Total Current Assets	1,888	13,118

FIXED ASSETS
Furniture and Equipment	61,409	61,409
Less Accumulated Depreciation	(61,409)	(58,881)

Total Fixed Assets	-	2,528

OTHER ASSETS
Investment - United Engineering Company	214,282	255,318
Investment - CO2 Equipment	1,454,207	1,450,490
Less Accumulated Depreciation	(48,362)	-
CO2 Equipment Patent	8,000	8,000
Tissue Bonding Patent	266,916	236,018
Less Accumulated Amortization	(25,514)	(20,514)

Total Other Assets	$1,869,529	$1,929,312

Total Assets	$1,871,417	$1,944,958

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES

	Jun 30, 2004	Dec 31, 2003

CURRENT LIABILITIES
Accounts Payable	$654,186	$680,969
Interest Payable	456,289	199,266
Payroll Taxes Payable	27,872	26,046
Notes Payable to Stockholders	3,377,802	3,475,802
CO2 Equipment Payable	206,749	206,749
Fee Denture Payable	126,000	-

Total Current Liabilities	4,848,898	4,588,832

LONG TERM LIABILITIES
Fee Debenture Payable	244,000	-

Total Long Term Liabilities	244,000	-

Total Liabilities	5,092,898	4,588,832

Minority Interest in Consolidated Subsidiary	206,000	206,000

STOCKHOLDERS' EQUITY
Common stock $.001 par value, 40,000,000
shares authorized; 11,912,753 shares issued and
11,832,040 shares outstanding at June 30, 2004
and 9,175,874 shares issued and 9,095,161 shares
outstanding at December 31, 2003	11,913	9,175

Additional Paid in Capital	5,909,248	5,410,293

Accumulated Other Comprehensive (Loss)	(342,531)	(343,375)

Accumulated (Deficit)	(8,973,826)	(7,893,682)

Treasury Stock	(32,285)	(32,285)

Total Stockholders' Equity	(3,427,481)	(2,849,874)

Total Liabilities and Stockholders' Equity	$1,871,417	$1,944,958

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Apr 1, 2004-	Apr 1, 2003-	Jan 1, 2004-	Jan 1, 2003-
	Jun 30, 2004	Jun 30, 2003	Jun 30, 2004	Jun 30, 2003

Revenues	$-	$-	$-	$-

General and Administrative Expenses	711,826	513,831	957,600	658,925
Funded R & D
Cost of Funded R & D	78,053	-	80,675	8,910
Net R & D Cost	78,053	-	80,675	8,910

Operating (Loss)	(789,879)	(513,831)	(1,038,275)	(667,835)

Interest Income	8	1	11	4

Interest in Income (Loss) of
Unconsolidated Companies	(20,734)	6,433	(41,880)	(30,397)

(Loss) from Continuing Operations	(810,605)	(507,397)	(1,080,144)	(698,228)

Income Taxes	-	-	-	-

Net (Loss)	$(810,605)	$(507,397)	$(1,080,144)	$(698,228)

Net (Loss) Per Share Common Stock	(0.08)	(0.07)	(0.10)	(0.10)

Weighted Average
Common Shares Outstanding	9,809,756	7,171,545	10,463,601	7,155,358

Basic and diluted earnings per share are the same. The corporation is reporting a net (loss) for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Jan 1, 2004-	Jan 1, 2003-
	Jun 30, 2004	Jun 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,080,144)	$(698,228)
Depreciation and Amortization	55,890	8,855
Increase (Decrease) Accounts Payable	(26,783)	52,274
Increase (Decrease) Accrued Interest	257,023	119,495
Increase (Decrease) Taxes Payable	1,826	2,881
Increase (Decrease) Salary Payable	-	209,501
Equity (Income) Loss from Investee	41,880	30,397
Issue Stock for Interest and Services	171,587	200,934
Increase Fee Debenture payable	395,000	-

Net Cash used by Operating Activities	(183,721)	(73,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase Equipment and Patent	(34,615)	(244,168)
Employee Advance	-	(40,468)

Net Cash used by Investing Activities	(34,615)	(284,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) Notes Payable	205,866	368,414
Increase (Decrease) in Stock Issue	1,240	20,000

Net Cash provided by Financing Activities	207,106	388,414

NET INCREASE (DECREASE) IN CASH	(11,230)	29,887
AND CASH EQUIVALENTS
Cash at Beginning of Period	13,118	3,905

Cash at End of Period	$1,888	$33,792

Financing Activities Not Affecting Cash

$303,866 in common stock was issued to retire $303,866 in notes payable.

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JANUARY 1, 2004 - JUNE 30, 2004

				Accumulated
			Additional	Other
	No. Common	Par	Paid In	Comprehensive	Accumulated	Treasury
Description	Shares (Ea.)	Value	Capital	Income (Loss)	Deficit	Stock	Total

Balance January 1, 2004	9,175,874	$ 9,175	$ 5,410,293	$ (343,375)	$ (7,893,682)	$ (32,285)	$ (2,849,874)
Common Stock Sold	2,000	2	1,238	-	-	-	1,240
Common Stock Issued for Services	2,049,495	2,050	50,932	-	-	-	52,982
Common Shares Issued for Interest	197,222	198	118,407	-	-	-	118,605
Common Stock Issued for Notes	488,162	488	328,378	-	-	-	303,866
Net (Loss)	-	-	-	-	(1,080,144)	-	(1,080,144)
Other Comprehensive Income (Loss)	-	-	-	-	-	-	-
Foreign Exchange Gain (Loss)	-	-	-	844	-	-	844

Balance June 30, 2004	11,912,753	$ 11,913	$ 5,909,248	$ (342,531)	$ (8,973,826)	$ (32,285)	$ (3,427,481)

Treasury Shares	(80,713)

Shares Outstanding	11,832,040

The accompanying notes are an integral part of these interim financial statements.

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004, DECEMBER 31, 2003

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with standards established by the Public Company Accounting Oversight Board. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

NOTE 2
GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(685,144) for the six months ended June 30, 2004 and when combined with prior year net losses raises substantial doubt as to the Company’s ability to obtain debt and/or equity financing and achieve profitable operations.

The Company’s management intends to raise additional operating funds through equity and/or debt offerings and the sale of technologies. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings, or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long term planned revenues of the company.

The Company’s ability to continue as a going concern also involves the carbon dioxide separator equipment which is currently inactive due to legal and possible technical problems. As stated in Note 1 under Significant Accounting Policies on the December 31, 2003 audited annual consolidated financial statements this equipment has been considered for impairment. The technology has been successfully installed on similar equipment in Eastern Europe and with management continually monitoring the CO2 project the equipment is being carried at its original cost less normal depreciation. Projected cash flows are still adequate to recover the net book value including upgrades if the equipment becomes operational but it is unclear if this will happen in view of the above problems.

10

NOTE 3
INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company’s 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net income (loses):

	Apr 1, 2004-	Apr 1, 2003-	Jan 1, 2004-	Jan 1, 2003-
	Jun 30, 2004	Jun 30, 2003	Jun 30, 2004	Jun 30, 2003

Sales	$254,177	$254,363	$457,420	$483,336
Gross Profit	(982)	47,338	0	73,634
Net Income (Loss)	$(62,140)	$19,300	$(125,640)	$(91,191)

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations – Second Quarter of 2004 Compared to Second Quarter of 2003

We had no revenues either for Q2 2004 or Q2 2003.

Operating expenses increased by $276,048 to $789,879 during Q2 2004 compared to $513,831 in Q2 2003. The increase is attributable primarily to increased professional fees.

We had a loss from operations of $789,879 for Q2 2004 compared to a net loss of $513,831 for Q2 2003.

We accrued a loss in Q2 2004 of $20,734 from our joint venture in Ukraine with United Engineering Company, as compared with a net gain of $6,433 from this activity in Q2 2003.

Our net loss for Q2 2004 was $810,605, or $0.08 a share, as compared with a net loss in Q2 2003 of $507,397, or $0.07 a share, an increase attributable to increased expenses.

We were able to remain liquid during this quarter through (1) arranging an increase in notes payable of $205,866, (2) an increase in accrued interest of $257,023, and (3) the exchange of $171,587 of common stock for interest payments on loans and for services rendered.

On March 29, 2004, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, we are entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective. The purchase price for the shares is equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. We have the right, but not the obligation, to require Cornell Capital to purchase shares in the company’s common stock in amounts not to exceed $140,000 per draw up to a maximum of $420,000 per month with a total of $10 million over a consecutive 24-month period. Cornell Capital Partners will receive a fee debenture of $390,000, in the form of convertible debentures. Cornell will also receive a $10,000 legal fee of which $5,000 has been paid and the balance will be paid from the proceeds from the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. The net effect of the 5% discount and the 5% retainage of each advance is that Cornell Capital Partners shall pay 90.25% of the applicable closing bid price for each share of our common stock. In addition, we have entered into a placement agent agreement with Newbridge Securities, a registered broker-dealer. Pursuant to the placement agent agreement, we will pay a one-time placement agent fee in shares of common stock equal to approximately $10,000 based on the stock price on the date we agreed to engage the placement agent.

We received $700,000 under a loan agreement with Cornell in July and August 2004 which is being repaid at the rate of $25,000 per week through the Cornell Equity Line of Credit Agreement. These funds are being used for operations of the parent and subsidiaries. In addition we converted $390,000 of outstanding investor loans to restricted 144 stock.

Results of Operations – First Half of 2004 Compared to First Half of 2003

We had no revenues in the first half of either in 2003 or 2004.

Operating expenses of $1,038,275 in the first half of 2004 were 155 percent of those of the first half of 2003 - $667,835. The increase is primarily attributable to increased professional fees.

We had an operating loss of $1,038,275 in the first half of 2004 as compared with an operating loss in the first half of 2003 of $667,835 – a 55 percent increase attributable to increased professional fees.

We recorded accrued losses of $41,880 in the first half of 2004 from our Ukraine joint venture operations in United Engineering Company, compared to an accrued loss of $30,397 in the first half of 2003.

Taking into account our joint venture operations in Ukraine, we had a net loss of $1,080,144, or $0.10 a share in the first half of 2004 compared with a net loss of $698,228, or $0.10 a share, in the first half of 2003. Nevertheless, we feel that we are on the right course for the company, that our CO2 separator project, our anaerobic animal waste project and our human tissue bonding project all hold considerable promise for our company in 2004.

Overview

Live Biological Tissue Bonding/Welding

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

E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding filed U.S. and international patent applications on the process in February 1999. Two U.S. and one Australian patents have been issued, but no other patents have been issued. We own the technology and have been assigned the exclusive world rights of the patents - should they be issued. See Exhibit 10.3 filed as part of our Form 10-SB.

We have submitted no applications, requests or testing results to the Federal Drug Administration. We have not marketed the bonding equipment in the Ukraine or any other non-U.S. country and have no plans at this time to do this. Our plans are to manufacture prototypes only in Ukraine and to set up fully controlled clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. To date we have completed more than 2,000 successful human surgeries at Ukraine hospitals. We are currently negotiating with a group of private investors, who are familiar with our company for these funds.

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

We successfully demonstrated live tissue welding on porcine models in demonstrations during May and June of 2004 for the medical community in Louisville, Kentucky, New York state and Massachusetts.

This project is still in the development stage, even though the Ukrainians have created a finished product in their special miniature surgical tool. Improvements in the tool are possible, and testing on live tissue of humans to U.S. testing standards is required. Approval of the process and equipment by the Federal Drug Administration is required.

CO2 Separation for Landfill Methane Gas

The status of our CO2 separator project in Chastang County, Alabama is that the installation was completed during March 2003. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. (”WMC”, the operator of the landfill) ordered Resource Technology Corporation ”RTC” (the holder of the gas ownership contract) off the landfill and contended that our CO2 separator equipment produces methane gas that fails to meet gas quality specifications and that, therefore, the agreement to buy the gas is terminated. This contention is now being litigated in RTC’s chapter 11 reorganization proceeding. It is possible that our gas collection and conversion systems could be determined to be out of specifications due to the landfill raw gas obtaining a higher oxygen and nitrogen content than was originally provided to the company for plant design, thus necessitating installing additional oxygen and nitrogen removal systems estimated to cost between $200,000 and $300,000 to enable the equipment to meet the gas quality requirements using lower quality raw gas. Currently the Company has a caretaker at the landfill to maintain the equipment. If additional funds are required to upgrade the system the possibility remains that the process will still not meet the Mobile Gas specifications and if so it will be necessary to move the equipment from the Chastang landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.

Anaerobic Farm Waste, Inc.

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

Our Native American consultant, during the second quarter, has introduced the company to investors in Seminole County, Oklahoma, that we are negotiating with in order to build an anaerobic farm waste plant as a demonstrator unit. Seminole County has 43 hog farms and the investors are working with some of these operators at this time. A letter of intent has been signed and released in the second quarter.

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

Item 3.       Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

On March 2, 2004 a default judgement was entered against the Company in the amount of $32,091 in favor of Bagby & Russell Electric Company. The judgement is a result of an unpaid invoice for electrical work performed pertaining to installing carbon dioxide equipment at Chastain landfill in Mobile, Alabama. The original amount was $48,000 and, although the Company made payments and offered to pay $5,000 per month, it was rejected. The judgment was paid in July 2004.

No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

Item 2.       Changes in Securities

During the first six months of 2004, we issued shares of our common stock in several transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506. In all instances, the purchasers were accredited investors, as defined in Regulation D, and had preexisting relationships with our company. The dates of the transactions, the number of accredited investors, the number of shares and amount of cash received by our company, and the nature of any transaction effected for consideration other than cash are set forth in the below table:

Date	Number of Purchasers	Number of Shares	Cash Received	Other Consideration

01-05-04	17	1,036,464	$70,125 for options	Stock for services 611,000 shares, value $382,165; option conversion 425,000 @ $0.165

04-26-04	5	18,000		Stock for services, value $11,250

05-04-04	1	425,000	$70,125 for options	Option conversion 425,000 @ $0.165

06-10-04	12	101,909		Stock for services 34,200 shares, value $21,375; stock for loan and interest 14,182 shares, value $8,807

06-14-04	1	20,000		20,000 shares for services, value $7,000

06-30-04	34	462,054		4,500 shares for services, value $2,813; 457,551 shares for payment of loan principal and interest, value $285,970

There were no commissions or underwriters’ discounts paid or given. All securities were sold through officers of our company.

Item 3.       Defaults Upon Senior Securities

None.
Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit No.	Description

3	Amended and Restated Articles of Incorporation of Consortium Service Management Group, Inc.*
3.1	Bylaws of Consortium Service Management Group, Inc.*
10	Founders' Agreement of United Engineering Company*
10.1	Statutes (Bylaws) of United Engineering Company*
10.2	Agreement of April 24, 1996 between Consortium Service Management Group, Inc. and The L Group,
Inc. concerning tissue bonding technology* (rescinded in January 2000)
10.3	Agreement of July 9, 1996 between Consortium Service Management Group, Inc. and concerning
International Welding tissue bonding technology*
10.4	Agreement among Consortium Service Management Group, Inc., United Engineering Company and
Ivan V. Semenenko, the inventor of the anaerobic farm waste technology*
10.5	Agreement of June 9, 1998 among Consortium Service Management Group, Inc., The Sumy Frunze
Machine Building Science and Production Association, and United Engineering Company
concerning the anaerobic farm waste technology*
10.6	Agreement between Consortium Service Management Group, Inc. and Western Waste Management,
Inc. concerning the anaerobic farm waste technology*
10.7	Agreement between Consortium Service Management Group, Inc. and Aardema Dairy concerning the anaerobic farmwaste technology*
10.8	Agreement between Consortium Service Management Group, Inc. and John and Ruth Beukers
concerning the anaerobicfarm waste technology*
10.9	Agreement of December 1998 between International Welding Association of Kiev, Ukraine and
Consortium Service Management Group, Inc. concerning the carbon dioxide separator technology*

10.10	Operating Agreement of June 14, 2001 between Consortium Service Management Group, Inc.
and Resource Technology Corporation***
10.11	Contract Agreement Effective August 14, 2000 between Consortium Service Management
Group/Anaerobic Farm Waste Co. and Rondeau Anaerobic***
10.12	Contract IAW-USA 002-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.13	Contract IAW-USA 003-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.14	Contract IAW-USA 004-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.15	Contract IAW-USA 005-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.16	Contract IAW-USA 006-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.17	Contract IAW-USA 007-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.18	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and
Consortium Service Management Group, Inc.***
10.19	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company,
Ltd. and Resource Technology Corp.****
10.20	Agency Agreement between Joint Stock Company “Sumy Frunze Machine-Building Science
and Production Association” of Ukraine and Consortium Service Management Group, Inc.+
10.21	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management
Group, Inc.++
16	Letter dated January 29, 2000 from Jaak (Jack) Olesk to Consortium Service Management Group,
Inc. Re: Termination as Auditor**
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

99	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***
99.1	Extract of U.S. Patent No. 6,562,037 May 13, 2003.
99.2	Extract of U.S. Patent No. 6,733,498 May 11, 2004.

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

Consortium Service Management Group, Inc.

Date: August 17, 2004	By:	/s/ Gordon W. Allison
Gordon W. Allison
Executive Vice President and Chief Financial Officer

Consortium Service Management Group, Inc.
Commission File No. 0-27359

EXHIBIT INDEX

FORM 10-QSB
For the quarterly period ended June 30, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit No.	Description

3	Amended and Restated Articles of Incorporation of Consortium Service Management Group, Inc.*
3.1	Bylaws of Consortium Service Management Group, Inc.*
10	Founders' Agreement of United Engineering Company*
10.1	Statutes (Bylaws) of United Engineering Company*
10.2	Agreement of April 24, 1996 between Consortium Service Management Group, Inc. and The L Group,
Inc. concerning tissue bonding technology* (rescinded in January 2000)
10.3	Agreement of July 9, 1996 between Consortium Service Management Group, Inc. and concerning
International Welding tissue bonding technology*
10.4	Agreement among Consortium Service Management Group, Inc., United Engineering Company and
Ivan V. Semenenko, the inventor of the anaerobic farm waste technology*
10.5	Agreement of June 9, 1998 among Consortium Service Management Group, Inc., The Sumy Frunze
Machine Building Science and Production Association, and United Engineering Company
concerning the anaerobic farm waste technology*
10.6	Agreement between Consortium Service Management Group, Inc. and Western Waste Management,
Inc. concerning the anaerobic farm waste technology*
10.7	Agreement between Consortium Service Management Group, Inc. and Aardema Dairy concerning the anaerobic farmwaste technology*
10.8	Agreement between Consortium Service Management Group, Inc. and John and Ruth Beukers
concerning the anaerobicfarm waste technology*
10.9	Agreement of December 1998 between International Welding Association of Kiev, Ukraine and
Consortium Service Management Group, Inc. concerning the carbon dioxide separator technology*

1

10.10	Operating Agreement of June 14, 2001 between Consortium Service Management Group, Inc.
and Resource Technology Corporation***
10.11	Contract Agreement Effective August 14, 2000 between Consortium Service Management
Group/Anaerobic Farm Waste Co. and Rondeau Anaerobic***
10.12	Contract IAW-USA 002-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.13	Contract IAW-USA 003-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.14	Contract IAW-USA 004-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.15	Contract IAW-USA 005-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.16	Contract IAW-USA 006-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.17	Contract IAW-USA 007-PR-19.04.2000 between International Association Welding, Kiev and
E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium
Service Management Group, Inc.***
10.18	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and
Consortium Service Management Group, Inc.***
10.19	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company,
Ltd. and Resource Technology Corp.****
10.20	Agency Agreement between Joint Stock Company “Sumy Frunze Machine-Building Science
and Production Association” of Ukraine and Consortium Service Management Group, Inc.+
10.21	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management
Group, Inc.++
16	Letter dated January 29, 2000 from Jaak (Jack) Olesk to Consortium Service Management Group,
Inc. Re: Termination as Auditor**
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

2

99	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***
99.1	Extract of U.S. Patent No. 6,562,037 May 13, 2003.
99.2	Extract of U.S. Patent No. 6,733,498 May 11, 2004.

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

3