Form 10QSB/A
period 2004-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2004-08-26
CIK 1015002

FULLER, TUBB, POMEROY & STOKES
A PROFESSIONAL CORPORATION
ATTORNEYS AT LAW
201 ROBERT S. KERR AVE., SUITE 1000
OKLAHOMA CITY, OK 73102

G.M. FULLER (1920-1999)	TELEPHONE: 405-235-2575
JERRY TUBB	FACSIMILE: 405-232-8384
DAVID POMEROY
TERRY STOKES
___________

OF COUNSEL:
MICHAEL A. BICKFORD	THOMAS J. KENAN E-MAIL:
THOMAS J. KENAN	kenan@ftpslaw.com
ROLAND TAGUE
DAN M. PETERS

August 26, 2004

Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Amendment 1 to Quarterly Report on Form 10-QSB
            for the quarterly period ended March 31, 2004
            Consortium Service Management Group, Inc.
             Commission File No. 0-27359

Gentlemen:

As counsel to Consortium Service Management Group, Inc., I enclose Amendment No. 1 to its Form 10-QSB for the quarter ended March 31, 2004. This amendment adds “Legal Proceedings” to the text of the report to include information that was inadvertently omitted. A new Note 4 is also added to correspond to this addition. This information had been included in the Form 10-KSB for the year ended 12-31-03.

We are providing by FedEx, as courtesy copies, three redlined hard copies as well as three hard copies of the filed version of the Amended Form 10-QSB.

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

Gary Skibicki, C.P.A., P.C.
Oklahoma City, OK
May 7, 2004

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	Mar 31, 2004	Dec 31, 2003

CURRENT ASSETS
Cash	$(265)	$13,118

Total Current Assets	(265)	13,118

FIXED ASSETS
Furniture and Equipment	61,409	61,409
Less Accumulated Depreciation	(60,809)	(58,881)

Total Fixed Assets	600	2,528

OTHER ASSETS
Investment - United Engineering Company	234,172	255,318
Investment - CO2 Equipment	1,451,207	1,450,490
CO2 Equipment Patent	8,000	8,000
Tissue Bonding Patent	236,018	236,018
Less Accumulated Amortization	(23,014)	(20,514)

Total Other Assets	$1,906,383	$1,929,312

Total Assets	$1,906,718	$1,944,958

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES

	Mar 31, 2004	Dec 31, 2003

CURRENT LIABILITIES
Accounts Payable	$603,117	$680,969
Interest Payable	378,201	199,266
Payroll Taxes Payable	28,911	26,046
Notes Payable to Stockholders	3,577,841	3,475,802
CO2 Equipment Payable	206,749	206,749

Total Current Liabilities	4,794,819	4,588,832

Minority Interest in Consolidated Subsidiary	206,000	206,000

STOCKHOLDERS' EQUITY
Common stock $.001 par value, 40,000,000
shares authorized; 9,216,374 shares issued and
9,135,661 shares outstanding at March 31, 2004
and 9,175,874 shares issued and 9,095,161 shares
outstanding at December 31, 2003	9,216	9,175

Additional Paid in Capital	5,435,564	5,410,293

Accumulated Other Comprehensive (Loss)	(343,375)	(343,375)

Accumulated (Deficit)	(8,163,221)	(7,893,682)

Treasury Stock	(32,285)	(32,285)

Total Stockholders' Equity	(3,094,101)	(2,849,874)

Total Liabilities and Stockholders' Equity	$1,906,718	$1,944,958

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Jan 1, 2004-	Jan 1, 2003-
	Mar 31, 2004	Mar 31, 2003

Revenues	$-	$-

General and Administrative Expenses	245,774	145,094
Funded R & D	-	-
Cost of Funded R & D	2,622	8,910
Net R & D Cost	2,622	8,910

Operating (Loss)	(248,396)	(154,004)

Interest Income	3	3

Interest in Income (Loss) of Unconsolidated Companies	(21,146)	(36,830)

(Loss) from Continuing Operations	(269,539)	(190,831)

Income Taxes	-	-

Net (Loss)	$(269,539)	$(190,831)

Net (Loss) Per Share Common Stock	(0.03)	(0.03)

Weighted Average Common Shares Outstanding	9,115,411	6,950,313

Basic and diluted earnings per share are the same. The corporation is reporting a net loss for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Jan 1, 2004-	Jan 1, 2003-
	Mar 31, 2004	Mar 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(269,539)	$(190,831)
Depreciation and Amortization	4,428	4,428
Increase (Decrease) Accrued Interest	178,935	-
Increase (Decrease) Current Liabilities	(74,987)	177,923
Equity (Income) Loss from Investee	21,146	36,830

Net Cash provided by (used in) Operating Activities	(140,017)	28,350

CASH FLOWS FROM INVESTING ACTIVITIES
Employee Advance	-	(13,800)
Purchase Equipment and Patent	(717)	(166,939)

Net Cash (used in) Investing Activities	(717)	(180,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase Notes Payable	102,039	130,700
Increase Stock Issue	25,312	20,000

Net Cash provided by Financing Activities	127,351	150,700

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(13,383)	(1,689)

Cash and Cash Equivalents at Beginning of Period	13,118	3,905

Cash and Cash Equivalents at End of Period	$(265)	$2,216

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JANUARY 1, 2004 - MARCH 31, 2004

				Accumulated
			Additional	Other
	No. Common	Par	Paid In	Comprehensive	Accumulated	Treasury
Description	Shares (Ea.)	Value	Capital	Income (Loss)	Deficit	Stock	Total

Balance January 1, 2004	9,175,874	$ 9,175	$ 5,410,293	$ (343,375)	$ (7,893,682)	$ (32,285)	$ (2,849,874)
Common Stock Sold	-	-	-	-	-	-	-
Common Stock Issued for Services	6,000	6	3,743	-	-	-	3,749
Common Shares Issued for Interest	34,500	35	21,528	-	-	-	21,563
Net (Loss)	-	-	-	-	(269,539)	-	(269,539)
Other Comprehensive Income (Loss)	-	-	-	-	-	-	-
Foreign Exchange Gain (Loss)	-	-	-	-	-	-	-

Balance March 31, 2004	9,216,374	$ 9,216	$ 5,435,564	$ (343,375)	$ (8,163,221)	$ (32,285)	$ (3,094,101)

Treasury Shares	(80,713)

Shares Outstanding	9,135,661

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

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004, DECEMBER 31, 2003

NOTE 3
INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company’s 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net loses:

	Jan 1, 2004-	Jan 1, 2003-
	Mar 31, 2004	Mar 31, 2003

Sales	$203,243	$228,973
Gross Profit	982	(26,296)

Net (Loss)	$(63,500)	$(110,490

NOTE 4
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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit No.	Description

3	Amended and Restated Articles of Incorporation of Consortium Service Management Group, Inc.*

3.1	Bylaws of Consortium Service Management Group, Inc.*

10	Founders' Agreement of United Engineering Company*

10.1	Statutes (Bylaws) of United Engineering Company*

10.2	Agreement of April 24, 1996 between Consortium Service Management Group, Inc. and The L
Group, Inc. concerning tissue bonding technology* (rescinded in January 2001)

10.3	Agreement of July 9, 1996 between Consortium Service Management Group, Inc. and International
Welding concerning tissue bonding technology*

10.4	Agreement among Consortium Service Management Group, Inc., United Engineering Company
and Ivan V. Semenenko, the inventor of the anaerobic farm waste technology*

10.5	Agreement of June 9, 1998 among Consortium Service Management Group, Inc., The Sumy Frunze
Machine Building Science and Production Association, and United Engineering Company
concerning the anaerobic farm waste technology*

10.6	Agreement between Consortium Service Management Group, Inc. and Western Waste
Management, Inc. concerning the anaerobic farm waste technology*

10.7	Agreement between Consortium Service Management Group, Inc. and Aardema Dairy concerning the anaerobic farm waste technology*

10.8-	Agreement between Consortium Service Management Group, Inc. and John and Ruth Beukers
concerning the anaerobic farm waste technology*

10.9-	Agreement of December 1998 between International Welding Association of Kiev, Ukraine and
Consortium Service Management Group, Inc. concerning the carbon dioxide separator technology*

10.10	Operating Agreement of June 14, 2002 between Consortium Service Management Group, Inc. and
Resource Technology Corporation***

10.11	Contract Agreement Effective August 14, 2001 between Consortium Service Management
Group/Anaerobic Farm Waste Co. and Rondeau Anaerobic***

10.12	Contract IAW-USA 002-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.13	Contract IAW-USA 003-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.14	Contract IAW-USA 004-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.15	Contract IAW-USA 005-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.16	Contract IAW-USA 006-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.17	Contract IAW-USA 007-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.18	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and
Consortium Service Management Group, Inc.***

10.19	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company, Ltd.
and Resource Technology Corp.****

10.20	Agency Agreement between Joint Stock Company “Sumy Frunze Machine-Building Science and
Production Association” of Ukraine and Consortium Service Management Group, Inc.+

10.21	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management
Group, Inc.++

16	Letter dated January 29, 2001 from Jaak (Jack) Olesk to Consortium Service Management Group,
Inc. Re: Termination as Auditor**

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

99	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***

*Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

**Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002;
Commission File No. 0-27359 incorporated herein.

+Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-
27359 incorporated herein.

++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003;
Commission File No. 0-27359 incorporated herein.

(b)   Forms 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Consortium Service Management Group, Inc.

Date: August 26, 2004	By:	/s/ Gordon W. Allison
Gordon W. Allison
Executive Vice President

Consortium Service Management Group, Inc.
Commission File No. 0-27359

EXHIBIT INDEX
AMENDMENT NO. 1 TO FORM 10-QSB
For the quarterly period ended March 31, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit No.	Description

3	Amended and Restated Articles of Incorporation of Consortium Service Management Group, Inc.*

3.1	Bylaws of Consortium Service Management Group, Inc.*

10	Founders' Agreement of United Engineering Company*

10.1	Statutes (Bylaws) of United Engineering Company*

10.2	Agreement of April 24, 1996 between Consortium Service Management Group, Inc. and The L
Group, Inc. concerning tissue bonding technology* (rescinded in January 2001)

10.3	Agreement of July 9, 1996 between Consortium Service Management Group, Inc. and International
Welding concerning tissue bonding technology*

10.4	Agreement among Consortium Service Management Group, Inc., United Engineering Company
and Ivan V. Semenenko, the inventor of the anaerobic farm waste technology*

10.5	Agreement of June 9, 1998 among Consortium Service Management Group, Inc., The Sumy Frunze
Machine Building Science and Production Association, and United Engineering Company
concerning the anaerobic farm waste technology*

1

10.6	Agreement between Consortium Service Management Group, Inc. and Western Waste
Management, Inc. concerning the anaerobic farm waste technology*

10.7	Agreement between Consortium Service Management Group, Inc. and Aardema Dairy concerning the anaerobic farm waste technology*

10.8-	Agreement between Consortium Service Management Group, Inc. and John and Ruth Beukers
concerning the anaerobic farm waste technology*

10.9-	Agreement of December 1998 between International Welding Association of Kiev, Ukraine and
Consortium Service Management Group, Inc. concerning the carbon dioxide separator technology*

10.10	Operating Agreement of June 14, 2002 between Consortium Service Management Group, Inc. and
Resource Technology Corporation***

10.11	Contract Agreement Effective August 14, 2001 between Consortium Service Management
Group/Anaerobic Farm Waste Co. and Rondeau Anaerobic***

10.12	Contract IAW-USA 002-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

2

10.13	Contract IAW-USA 003-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.14	Contract IAW-USA 004-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.15	Contract IAW-USA 005-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.16	Contract IAW-USA 006-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

3

10.17	Contract IAW-USA 007-PR-19.04.2001 between International Association Welding, Kiev and E.O.
Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service
Management Group, Inc.***

10.18	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and
Consortium Service Management Group, Inc.***

10.19	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company, Ltd.
and Resource Technology Corp.****

10.20	Agency Agreement between Joint Stock Company “Sumy Frunze Machine-Building Science and
Production Association” of Ukraine and Consortium Service Management Group, Inc.+

10.21	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management
Group, Inc.++

16	Letter dated January 29, 2001 from Jaak (Jack) Olesk to Consortium Service Management Group,
Inc. Re: Termination as Auditor**

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

99	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***

*Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

4

**Previously filed with Amendment No. 1 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002;
Commission File No. 0-27359 incorporated herein.

+Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-
27359 incorporated herein.

5