Form 10QSB
period 2004-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2004-11-22
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Consortium Service Management Group, Inc.
(Exact name of registrant as specified in its charter)

Texas (state of incorporation)	0-27359 (Commission File Number)	74-2653437 (IRS Employer I.D. Number)

500 North Shoreline Drive, Suite 701 North
Corpus Christi, TX 78471
512-887-7546
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

As of November 10, 2004, there were 16,336,896 shares of the Registrant's Common Stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [X]

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet September 30, 2004 and December 31, 2003	4
Consolidated Statement of Operations September 30, 2004 and 2003	5
Consolidated Statement of Cash Flows September 30, 2004 and 2003	7
Consolidated Statement of Stockholders’ Equity Three Months
Ended September 30, 2004	8
Notes to Financial Statements	9

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	Sep 30, 2004	Dec 31, 2003

CURRENT ASSETS
Cash	$129,566	$13,118
Total Current Assets	129,566	13,118

FIXED ASSETS
Furniture and Equipment	61,409	61,409
Less Accumulated Depreciation	(61,409)	(58,881)
Total Fixed Assets	-	2,528

OTHER ASSETS
Investment - United Engineering Company	236,118	255,318
Investment - CO2 Equipment	1,454,206	1,450,490
Less Accumulated Depreciation	(72,548)	-
CO2 Equipment Patent	8,000	8,000
Tissue Bonding Patent	334,687	236,018
Less Accumulated Amortization	(28,014)	(20,514)
Total Other Assets	$1,932,449	$1,929,312

Total Assets	$2,062,015	$1,944,958

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES

	Sep 30, 2004	Dec 31, 2003

CURRENT LIABILITIES
Accounts Payable	$576,066	$680,969
Interest Payable	515,165	199,266
Payroll Taxes Payable	525	26,046
Notes Payable to Stockholders	3,781,527	3,475,802
CO2 Equipment Payable	206,749	206,749
Fee Debenture Payable	126,000	-
Total Current Liabilities	5,206,032	4,588,832

LONG TERM LIABILITIES
Fee Debenture Payable	169,000	-
Total Long Term Liabilities	169,000	-

Total Liabilities	5,375,032	4,588,832

Minority Interest in Consolidated Subsidiary	206,000	206,000

STOCKHOLDERS' EQUITY
Common stock $.001 par value, 40,000,000
shares authorized; 13,314,697 shares issued and
13,233,984 shares outstanding at Sep 30, 2004
and 9,175,874 shares issued and 9,095,161 shares
outstanding at Dec 31, 2003	13,315	9,175

Additional Paid in Capital	6,364,721	5,410,293

Accumulated Other Comprehensive (Loss)	(342,275)	(343,375)

Accumulated (Deficit)	(9,522,493)	(7,893,682)

Treasury Stock	(32,285)	(32,285)
Total Stockholders' Equity	(3,519,017)	(2,849,874)

Total Liabilities and Stockholders' Equity	$2,062,015	$1,944,958

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Jul 1, 2004-	Jul 1, 2003-	Jan 1, 2004-	Jan 1, 2003-
	Sep 30, 2004	Sep 30, 2003	Sep 30, 2004	Sep 30, 2003

Revenues	$-	$-	$-	$-

General and Administrative Expenses	485,568	477,866	1,443,168	1,136,790
Funded R & D	-	-	-	-
Cost of Funded R & D	84,799	-	165,473	8,910
Net R & D Cost	84,799	-	165,473	8,910
Operating (Loss)	(570,367)	(477,866)	(1,608,641)	(1,145,700)

Interest Income	119	9	130	12

Interest in Income (Loss) of
Unconsolidated Companies	21,580	(15,058)	(20,300)	(45,455)
(Loss) from Continuing Operations	(548,668)	(492,915)	(1,628,811)	(1,191,143)

Income Taxes	-	-	-	-

Net (Loss)	$(548,668)	$(492,915)	$(1,628,811)	$(1,191,143)

Net (Loss) Per Share Common Stock	(0.04)	(0.07)	(0.14)	(0.16)

Weighted Average
Common Shares Outstanding	12,764,890	7,495,708	11,589,765	7,274,475

Basic and diluted earnings per share are the same. The corporation is reporting a net (loss) for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Jan 1, 2004-	Jan 1, 2003-
	Sep 30, 2004	Sep 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,628,811)	$(1,191,143)
Depreciation and Amortization	82,576	13,280
Increase (Decrease) Accounts Payable	(104,903)	85,493
Increase (Decrease) Accrued Interest	317,899	183,425
Increase (Decrease) Taxes Payable	(25,520)	17,888
Increase (Decrease) Salary Payable	-	323,460
Increase (Decrease) Office Expense Payable	-	36,000
Equity (Income) Loss from Investees	20,300	45,455
Issue Stock for Interest and Services	244,089	98,873
Increase (Decrease) Fee Debenture Payable	320,000	-
Net Cash (used by) Operating Activities	(774,370)	(387,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase Equipment and Patent	(102,386)	(245,242)
Increase Patent	-	(1,291)
Employee Advance	-	(62,673)
Net Cash (used by) Investing Activities	(102,386)	(309,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) Notes Payable	637,591	362,580
Increase (Decrease) in Stock Issue	355,613	352,018
Net Cash provided by Financing Activities	993,204	714,598

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	116,448	18,123
Cash at Beginning of Period	13,118	3,905
Cash at End of Period	$129,566	$22,028

Financing Activities Not Affecting Cash
$328,866 in common stock was issued to retire $328,866 in notes and debentures payable.

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JANUARY 1, 2004 - SEPTEMBER 30, 2004

				Accumulated
			Additional	Other
	No. Common	Par	Paid In	Comprehensive	Accumulated	Treasury
Description	Shares (Ea.)	Value	Capital	Income (Loss )	Deficit	Stock	Total
Balance January 1, 2004	9,175,874	$9,175	$5,410,293	$(343,375)	$(7,893,682)	$(32,285)	$(2,849,874)
Common Stock Sold	1,239,944	1,239	354,374				355,613
Common Stock Issued for Services	2,053,495	2,054	53,428				55,482
Common Shares Issued for Interest	309,222	311	188,298				188,609
Common Stock Issued for Notes	536,162	536	358,328				358,864
Net (Loss)					(1,628,811)		(1,628,811)
Other Comprehensive Income (Loss)							-
Foreign Exchange Gain (Loss)				1,100			1,100
Balance September 30, 2004	13,314,697	$13,315	$6,364,721	$(342,275)	$(9,522,493)	$(32,285)	$(3,519,017)
Treasury Shares	(80,713)
Shares Outstanding	13,233,984

The accompanying notes are an integral part of these interim financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004, DECEMBER 31, 2003

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with standards established by the Public Company Accounting Oversight Board. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

NOTE 2
GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(1,628,811) for the nine months ended September 30, 2004 and when combined with prior year net losses raises substantial doubt as to the Company’s ability to obtain debt and/or equity financing and achieve profitable operations.

The Company’s management intends to raise additional operating funds through equity and/or debt offerings and the development and marketing of technologies. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings, or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long term planned revenues of the company.

During the three months ending September 30, 2004 the Company has been notified by one creditor that a note payable approximating $203,800 including accrued interest is in default adding additional concern about the Company’s ability to continue operations. The Company is currently working with the principal to either obtain a waiver, refinancing, or a modified payment arrangement but it is unclear if any agreement or settlement has been reached.  For additional information on past-due notes refer to Note 6 on the December 31, 2003 audited annual consolidated financial statements.

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004, DECEMBER 31, 2003

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

NOTE 3
INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company’s 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net income (loses):

	Jul 1, 2004-	Jul 1, 2003-	Jan 1, 2004-	Jan 1, 2003-
	Sep 30, 2004	Sep 30, 2003	Sep 30, 2004	Sep 30, 2003
Sales	$290,108	$325,553	$747,528	$808,889
Gross Profit	117,960	12,785	117,960	86,419
Net Income (Loss)	$64,740	$(45,172)	$(60,900)	$(135,628)

Item 2.    Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - Third Quarter of 2004 Compared to Third Quarter of 2003

We had no revenues either for Q3 2004 or Q3 2003.

Operating expenses increased by $92,501 to $570,367 during Q3 2004 compared to $477,866 in Q3 2003. The increase is attributable primarily to costs attributed to the Cornell Capital funding agreement and research and development expense.

We had a loss from operations of $570,367 for Q3 2004 compared to an operating loss of $477,866 for Q3 2003.

We accrued a gain in Q3 2004 of $21,580 from our joint venture in Ukraine with United Engineering Company, as compared with an accrued loss of $15,058 from this activity in Q3 2003. The gain is attributed to lower operating costs.

Our net loss for Q3 2004 was $548,668, or $0.04 a share, as compared with a net loss in Q3 2003 of $492,915, or $0.07 a share, an increase attributable to increased expenses.

We were able to remain liquid during this quarter through (1) funding from our Cornell Capital Standby Equity Distribution Agreement and (2) reduced current costs on the CO2 separator project.

On March 29, 2004, we entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners. Under this agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, we are entitled to draw down on the SEDA now that the common stock to be issued under the SEDA is registered with the Securities and Exchange Commission and the registration statement is declared effective. The purchase price for the shares is equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. We have the right, but not the obligation, to require Cornell Capital to purchase shares in the company’s common stock in amounts not to exceed $140,000 per draw up to a maximum of $420,000 per month with a total of $10 million over a consecutive 24-month period. Cornell Capital Partners will receive a fee debenture of $390,000, in the form of convertible debentures. Cornell will also receive a $10,000 legal fee of which $5,000 has been paid and the balance will be paid from the proceeds from the initial advance under the SEDA. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. The net effect of the 5% discount and the 5% retainage of each advance is that Cornell Capital Partners shall pay 90.25% of the applicable closing bid price for each share of our common stock. In addition, we have entered into a placement agent agreement with Newbridge Securities, a registered broker-dealer. Pursuant to the placement agent agreement, we will pay a one-time placement agent fee in shares of common stock equal to approximately $10,000 based on the stock price on the date we agreed to engage the placement agent.

We received $700,000 under a loan agreement with Cornell in July and August 2004 which is being repaid at the rate of $25,000 per week through the Cornell SEDA Agreement. These funds are being used for operations of the parent and subsidiaries. In addition we converted $390,000 of outstanding investor loans to restricted 144 stock.

Results of Operations - First Nine Months of 2004 Compared to First Nine Months of 2003

We had no revenues in the first nine months of either in 2003 or 2004.

Operating expenses of $1,608,641 in the first nine months of 2004 were 140 percent of those of the first nine months of 2003 - $1,145,700. The increase of $462,941 is primarily attributable to expenses attributed to the Cornell Capital SEDA agreement.

We had an operating loss of $1,608,641 in the first nine months of 2004 as compared with an operating loss in the first nine months of 2003 of $1,145,700 - a 40 percent increase attributable to increased expenses on tissue bonding/welding research and development and expenses attributed to the Cornell Capital SEDA agreement.

We recorded accrued losses of $20,300 in the first nine months of 2004 from our Ukraine joint venture operations in United Engineering Company, compared to an accrued loss of $45,455 in the first nine months of 2003. This reduction of $25,155 is attributed to reduction in operating expenses.

Taking into account our joint venture operations in Ukraine, we had a net loss of $1,628,811, or $0.14 a share in the first nine months of 2004 compared with a net loss of $1,191,143, or $0.16 a share, in the first nine months of 2003. Nevertheless, we feel that we are on the right course for the company, that our CO2 separator project, our anaerobic animal waste project and our human tissue bonding/welding project all hold considerable promise for our company in 2004.

Overview

Live Biological Tissue Bonding/Welding

The status of our tissue bonding project is that we have completed more than 2,500 human surgeries in Ukraine clinical trials and continue to develop new methods of surgical procedures and instruments. We have started the development of equipment from prototype model to a commercial model. The equipment bonds the soft biological tissue with a special miniature surgical instrument. No glues, sutures, staples or other foreign matter are used. The process is best described as a welding process. The scar tissue is either minimal or non-existent. Tests conducted in Louisville, Kentucky by U.S. surgeons on rabbits' stomachs resulted in scar tissue only forty microns wide six months after surgery. It appears that the Ukraine scientists have developed a superior, all-purpose, seamless method of bonding soft biological tissues, which method is characterized by simple manipulation applicable to different surgical operations and the fast restoration of tissues without the formation of coarse scars. Apparently there is no need for prolonged special training of surgeons and surgical personnel.

The Ukraine prototype for the equipment was successfully demonstrated to physicians and surgeons in the U.S. in June 1996 on the blood vessels, nerves and stomachs of rats and rabbits. Additional, subsequent demonstrations on animals were performed in Ukraine by Ukraine surgeons with U.S. surgeons in attendance. In 1998 the U.S. surgeons performed successful tests on animals in Louisville, Kentucky. Testing on humans in Ukraine began in mid-year 1998. One patient had a blood vessel welded, and the other patient had a torn uterus repaired using minimally invasive surgery instruments. According to the Ukraine doctors, both patients recovered in the normal amount of healing time without side effects.

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

We have begun the process for FDA discovery and developing the regulatory and commercial equipment models for submission to FDA. We have engaged U.S. regulatory and equipment consultants to assist in this process.

To date we have submitted no applications, requests or testing results to the Federal Drug Administration but plan to during the next 12 months. We have not marketed the bonding equipment in the Ukraine or any other non-U.S. country but we plan to market the commercial equipment once regulatory approval is received. We have continued our plans to manufacture prototypes in Ukraine and are continuing clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. To date we have completed more than 2,500 successful human surgeries at Ukraine hospitals. We are currently negotiating with a group of private investors and international medical device companies, who are familiar with our company’s need additional development funds.

In 2002 we formed Live Tissue Connect, Inc., a Delaware corporation, through which we propose to develop our Tissue Bonding technology. We own 86 percent of Live Tissue Connect, Inc.

We estimate that in excess of $2.5 million have been expended in developing the project and that $2.5 million of additional funds must be expended to bring this product to market. We estimate that the first surgical equipment will be manufactured in the U.S. during the next 12 months for FDA and US clinical work now that the U.S. patent applications are approved and patents are issued.

We successfully demonstrated live tissue welding on porcine models in demonstrations during May, June and September of 2004 for the medical community in Louisville, Kentucky, New York, Massachusetts and Ohio.

This project is still in the development stage, even though the Ukrainians have created a finished prototype product and a line of more that 20 surgical instruments. Improvements in the instruments are possible, and testing on live tissue of humans to U.S. testing standards is required. Approval of the process and equipment by the Federal Drug Administration is required.

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

Anaerobic Farm Waste, Inc.

We have met resistance from swine, dairy and poultry farmers in our efforts to sell our farm waste anaerobic plant, due to the long period of time required for small farms to recover the costs of the plant and due to falling producer prices in these industries. Our efforts at this time are concentrated on building a demonstration plant with the Southeast Oklahoma Poultry Growers Association. Also, we have retained a Native American consultant to negotiate an arrangement with the Native American tribes for a grant from the U.S. Corps of Engineers to do a feasibility study for building an anaerobic plant in Northeastern Oklahoma. The resolution has been drawn but not signed as of this date.

Our Native American consultant has introduced us to investors in Seminole County, Oklahoma, that we are negotiating with in order to build an anaerobic farm waste plant as a demonstrator unit. Seminole County has 43 hog farms, and the investors are working with some of these operators at this time. A letter of intent has been signed but no definitive agreement has been signed.

We are looking at other opportunities with an agriculture consultant who retired from the USDA after 20 years of service.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On March 2, 2004 a default judgment was entered against the Company in the amount of $32,091 in favor of Bagby & Russell Electric Company. The judgment is a result of an unpaid invoice for electrical work performed pertaining to installing carbon dioxide equipment at Chastang landfill in Mobile, Alabama. The original amount was $48,000 and, although the Company made payments and offered to pay $5,000 per month, it was rejected. The judgment was paid in July 2004.

During the three months ending September 30, 2004 the Company has been notified by one creditor that a note payable approximating $203,800 including accrued interest is in default adding additional concern about the Company’s ability to continue operations.  The Company filed a Form 8-K with the SEC.  This note is with an RTC principal and is associated to the RTC bankruptcy and the Chastang landfill project that is currently being litigated.

No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

Item 2.	Unregistered Sales of Equity Securities

During the third quarter of 2004, we issued 173,556 shares of our common stock in several transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506. In all instances, the purchasers were accredited investors, as defined in Regulation D, and had preexisting relationships with our company. The dates of the transactions, the number of accredited investors, the number of shares and amount of cash received by our company, and the nature of any transaction effected for consideration other than cash are set forth in the below table:

Date	Number of Purchasers	Number of Shares	Cash Received	Other Consideration

07-12-04	1	5,701		Stock for debt reduction and accrued interest on debt; value $3,563
07-26-04	1	8,571		Stock for services; value $3,000
08-12-04	5	18,250		Stock for services; value $11,406
08-12-04	5	36,456		Stock for debt reduction and accrued interest on debt; value $22,785
08-18-04	2	52,000		Stock for debt reduction and accrued interest on debt; value $32,500
09-16-04	4	52,578		Stock for debt reduction and accrued interest on debt; value $32,861

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

10.18	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and Consortium Service Management Group, Inc.***

10.19	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company, Ltd. and Resource Technology Corp.****

10.20	Agency Agreement between Joint Stock Company "Sumy Frunze Machine-Building Science and Production Association" of Ukraine and Consortium Service Management Group, Inc.+

10.21	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management Group, Inc.++

16	Letter dated January 29, 2000 from Jaak (Jack) Olesk to Consortium Service Management Group, Inc. Re: Termination as Auditor**

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***

99.1	Extract of U.S. Patent No. 6,562,037 May 13, 2003.+++

99.2	Extract of U.S. Patent No. 6,733,498 May 11, 2004.+++

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

***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

+Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.

+++Previously filed with Form 10-QSB for the period ended June 30, 2004; Commission File No. 0-27359 incorporated herein.

(b)    Forms 8-K

Form 8-K dated August 24, 2004, reporting Item 8.01 Other Events, filed October 22, 2004, EDGAR Accession Number 0001060830-04-000349.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Consortium Service Management Group, Inc.

Date: November 18, 2004	By:	/s/ Gordon W. Allison
Gordon W. Allison
Executive Vice President and Chief Financial Officer

Consortium Service Management Group, Inc.
Commission File No. 0-27359

EXHIBIT INDEX

FORM 10-QSB
For the quarterly period ended September 30, 2004

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

1

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

2

10.18	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and Consortium Service Management Group, Inc.***

10.19	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company, Ltd. and Resource Technology Corp.****

10.20	Agency Agreement between Joint Stock Company "Sumy Frunze Machine-Building Science and Production Association" of Ukraine and Consortium Service Management Group, Inc.+

10.21	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management Group, Inc.++

16	Letter dated January 29, 2000 from Jaak (Jack) Olesk to Consortium Service Management Group, Inc. Re: Termination as Auditor**

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***

99.1	Extract of U.S. Patent No. 6,562,037 May 13, 2003.+++

99.2	Extract of U.S. Patent No. 6,733,498 May 11, 2004.+++

*Previously filed with Form 10-SB; Commission File No. 0-27359 incorporated herein.

3

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

***Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-27359 incorporated herein.

****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

+Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.

+++Previously filed with Form 10-QSB for the period ended June 30, 2004; Commission File No. 0-27359 incorporated herein.

4