Form 10KSB
period 2004-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2005-04-15
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Consortium Service Management Group, Inc.
(Exact name of registrant as specified in its charter)
Texas (state of incorporation)	0-27359 (Commission File Number)	74-2653437 (IRS Employer I.D. Number)
501 North Shoreline Drive, Suite 701 North
Corpus Christi, TX 78471
361-887-7546
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $414

State the aggregate market value of the 25,339,406 voting and non-voting common equity held by non-affiliates computed by reference to the $0.23 average bid and asked price of such common equity, as of April 13, 2005: $5,828,806.

As of April 13, 2005, there were 25,339,406 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding. Of these shares 10,153,369 shares are held in escrow for the Cornell SEDA transaction.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ii

iii

Item 10	Executive Compensation	34
	Stock Options	35
	Employment Contracts	35

Item 11	Security Ownership of Certain Beneficial Owners
	and Management	35

Item 12	Certain Relationships and Related Transactions	37

Item 13	Exhibits	37

Item 14	Principal Accountant Fees and Services	40

Signatures		41

iv

ITEM 1.    DESCRIPTION OF BUSINESS.

Business Development.

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

We believe we are unique in our business mission. We facilitate the transfer to the U.S. and other developed countries of technologies developed by the scientists and engineers of Ukraine. Included in these technologies and independent of other Ukraine business interests are -

•
our platform, medical, Live Biological Tissue Bonding technology, which bonds human tissue without the use of sutures, staples, sealants or glues. More than 3,000 successful human surgeries have been performed in clinical trials in Ukraine using more than 30 different types of surgical procedures,

•	the 390,000-pound proprietary Landfill Gas Purification System, installed at a municipal waste landfill in Chastang, Alabama, that processes raw landfill gas to pipeline quality, and

•	the environmentally friendly, large-farm, Anaerobic Animal Waste Processing System.

We are the largest shareholder and foreign investor in “United Engineering Closed Joint Stock Company with Foreign Investment,” a successful Ukraine private engineering company we organized in 1994. The Ukraine company's name is United Engineering Company. It is called a "joint stock company with a foreign investor." The foreign investor is us. United Engineering Company is authorized by Ukraine law, among other things, to perform classified and secret construction works related to the national security of Ukraine.

We own 33-1/3 percent of the Ukraine company, 33 1/3 is owned by key UEC executive employees and members of the Supervisory Council and 33 1/3 percent is owned by several Ukraine companies or organizations.

After we first identify technologies developed in Ukraine that appear to have promising commercial application, we frequently finance the costs of research and development, patent applications, manufacturing, and market distribution, and we then own these technologies. Our Live Tissue Bonding and CO2 Separator Projects are such projects. We arrange marketing for our Anaerobic Animal Waste project.

Our initial Start-up costs of United Engineering Company have been written off, and the United Engineering Company December 31, 2004 investment account of $224,134 represents one-third of the net book value of the company using U.S. GAAP. When profits occur, United Engineering Company pays us a 10 percent dividend the following year prorated on our percentage of the ownership. The remaining 90 percent is reinvested by UEC to avoid borrowing funds from Ukraine banks at interest rates that have ranged between 35 percent to 190 percent.

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

Inside Ukraine, we have assisted United Engineering Company in its negotiation of contracts for the dismantling of the Ukraine nuclear and non-nuclear missiles, silos, and related equipment. This dismantling was required by the treaty known as START and will be paid for by the U.S. and other western countries. The Ukraine members of UEC designed, built and commanded these missiles and silos, are logical organizations to dismantle them, and are expected to receive a substantial portion of the contracts to dismantle them.

Since 1995 United Engineering Company has completed contracts with U.S. contractors for more than $6.0 million with respect to ICBM dismantlement in Ukraine and for more than DM4.7 million in contracts with the German Government and German contractors for new methods of dismantling ICBM silos. The START treaty work was completed by the end of 2002.

Outside Ukraine, we have identified several promising Ukraine-developed technologies. We have been both successful and unsuccessful in negotiating technology transfer agreements between Ukraine entities or one of its constituent Ukraine organizations and companies in the U.S. Working through the Ukraine Academy of Sciences and the E.O. Paton Institute of Electric Welding, we have successfully negotiated technology transfer agreements for the Live Tissue Bonding Equipment Project and the Carbon Dioxide Separator Project set forth below.

Business of the Company

Live Tissue Bonding Equipment. The E.O. Paton Electric Welding Institute of Kiev, Ukraine developed equipment that bonds and reconnects blood vessels and other soft tissues and organs using radio frequency fusion in substantially less time than other technologies take and apparently leaves no or minimal trace scar tissues after a lapse of six to seven months.

The equipment bonds the soft biological tissue using specially designed surgical tools. No glues, sutures, staples or other foreign matter are used. The process is best described as a welding process. The scar tissue is either minimal or non-existent. Tests conducted in Louisville, Kentucky by U.S. surgeons on rabbits' stomachs resulted in scar tissue only forty microns wide six months after surgery. It appears that the Ukraine scientists have developed a superior, all-purpose, seamless method of bonding soft biological tissues, which method is characterized by simple manipulation applicable to different surgical operations and the fast restoration of tissues without the formation of coarse scars. Apparently there is no need for prolonged special training of surgeons and surgical personnel.

E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding filed U.S. and international patent applications on the process in February 1997. Two U.S. and one Australian patents have been issued, but no other patents have been issued. We own the technology and have been assigned the exclusive world rights of the patents - should they be issued. See Exhibit 10.3 filed as part of our Form 10-SB.

We have begun the process for FDA discovery and developing the regulatory and commercial equipment models for submission to FDA. We have engaged U.S. regulatory and equipment consultants to assist in this process.

To date we have submitted no applications, requests or testing results to the Federal Drug Administration but plan to during the next 12 months. We have not marketed the bonding equipment in Ukraine or any other non-U.S. country but we plan to market the commercial equipment once regulatory approval is received. We have continued our plans to manufacture prototypes in Ukraine and are continuing clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. To date we have completed more than 2,500 successful human surgeries at Ukraine hospitals. We are currently negotiating with a group of private investors and international medical device companies, who are familiar with our company’s need additional development funds.

In 2002 we formed Live Tissue Connect, Inc., a Delaware corporation, through which we will develop our Tissue Bonding technology. We own 86 percent of Live Tissue Connect, Inc.

We estimate that in excess of $2.5 million have been expended in developing the project and that $2.5 million of additional funds must be expended to bring this product to market. On March 8, 2005 Live Tissue Connect executed an agreement with ConMed Corporation of Utica, New York pursuant to which ConMed is granted exclusive worldwide product licensing and marketing rights to bring our patented, platform, life-biological tissue bonding and welding technology to the U.S. and world markets. We estimate that the first surgical equipment will be manufactured in the U.S. during 2005 for FDA and US clinical work now that the U.S. patent applications are approved and patents are issued.

We successfully demonstrated live tissue welding on porcine models in demonstrations during May, June and September of 2004 for the medical community in Louisville, Kentucky, New York, Massachusetts and Ohio.

This project is still in the development stage, even though the Ukrainians have created a finished prototype product and a line of more that 20 surgical instruments. Improvements in the instruments are possible, and testing on live tissue of humans to U.S. testing standards may be required for some procedures. Approval of the process and equipment by the Federal Drug Administration is required. We anticipate that some applications of the technology will be approved by the F.D.A. by 2006 and that full approval will follow by 2008.

Anaerobic Farm-Waste Disposal Equipment. We are marketing a closed system, no lagoon, anaerobic plant that:

•	processes farm-animal waste into a high grade organic fertilizer,

•	captures the methane gas for commercial use,

•	reduces the odor, and

•	prevents all runoff and contamination of the environment.

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

Frunze developed the processing plant to solve the above-mentioned problems that were associated with a 3,000-head swine farm located in the center of a city of 400,000 people. The plant operated successfully for more than seventeen years prior to closing the swine farm.

This technology was patented in 1991 in U.S.S.R. Patent applications have not been filed in the U.S. We have been assigned the worldwide rights to market, distribute, license and service products covered by the U.S.S.R. patents and any upgrades of the 17-year-duration patents. This assignment extends until June 4, 2019 but will become non-exclusive if, after the first plant is installed and fully operational in the U.S., we fail to place orders annually for at least $1 million in plant and equipment to be manufactured in Ukraine. We are required to pay royalties equal to five percent of the costs of all equipment manufactured in Ukraine.

Under our license agreement with United Engineering Company and the Ukraine inventor, Ivan Semenenko, the Ukrainians are

•	to design each anaerobic farm-waste disposal facility after visiting the site where it is to be placed,

•	to manufacture the equipment in Ukraine except for the electric motors, generators, tanks and computer controls,

•	to oversee the installation and startup of the facility at each project site, and

•	to provide equipment warranties acceptable to us.

Our obligations are

•	to obtain contracts for the installation of the facilities,

•	to pay the expenses of the Ukrainians' visits to the U.S. or other countries in the performance of their obligations under the license,

•	to pay for and arrange for the delivery to the facility sites of all equipment not manufactured in Ukraine, and

•	to act as a liaison between the Ukrainians and persons in the countries where facilities are to be installed.

United Engineering Company manufactures some of the equipment and coordinates design and additional equipment manufacturing of the remaining equipment with Frunze in Ukraine. The plants will be custom designed for each user. The major portion of each plant will be manufactured initially, at least, by UEC and Frunze in Ukraine. The electric motors, generators, tanks and computer controls will be obtained in the U.S. Approximately 70% of the cost of a plant will be for Ukraine-manufactured parts at a cost far less than could be obtained in the U.S.

We are attempting to market this technology in Oklahoma and nearby states. We had a number of meetings in 2004 with interested parties and opened some negotiations, but to date we have not signed contracts from these negotiations.

We believe a considerable market exists for the plant, should it be accepted by the industry.

The cost of a Farm Waste Anaerobic Plant can be recovered by the farmer or producer over time from:

•	organic fertilizer sales,

•	methane gas converted to electricity used on the farm and sold commercially,

•	elimination of waste lagoon expense, and

•	reduction of other operating costs.

Of major public relations importance is a reduction of foul odors. The only exposure of the animal waste to the atmosphere is the one-day-or-less period that elapses before it is hosed or scraped to the pump site for transportation to the closed storage tanks or directly to the processing plant. Little decomposition and emission of gases occur during this initial period.

Carbon Dioxide Separator. We own the patented exclusive world rights to the CO2 separator technology with most of the equipment being manufactured in Ukraine. The technology separates carbon dioxide and other impurities from the gas produced in landfills. The equipment converts the remaining gas to a cleaner, up to 98-percent pure methane gas for use in internal combustion engines or for sale to natural gas companies. This equipment was developed for us by the Institute of Gas, Ukraine National Academy of Sciences and will be manufactured for us only by Sumy Frunze in Sumy, Ukraine. We have installed the first set of equipment at a landfill in Chastang (Mobile), Alabama.

The status of our CO2 separator project in Chastang County, Alabama is that the installation was completed during March 2003. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. (”WMC”, the operator of the landfill) ordered Resource Technology Corporation ”RTC” (the holder of the gas ownership contract) off the landfill and contended that our CO2 separator equipment produces methane gas that fails to meet gas quality specifications and that, therefore, the agreement to buy the gas is terminated. This contention was litigated in RTC’s chapter 11 reorganization proceeding. We reached an agreement with the RTC trustee, signed direct contracts with WMC and began the start-up April 5, 2005. It is possible that our gas collection and conversion systems could be determined to be out of specifications due to the landfill raw gas obtaining a higher oxygen and nitrogen content than was originally provided to the company for plant design, thus necessitating installing additional oxygen and nitrogen removal systems estimated to cost between $200,000 and $300,000 to enable the equipment to meet the gas quality requirements using lower quality raw gas. Currently the Company has a caretaker at the landfill to maintain the equipment. If additional funds are required to upgrade the system the possibility remains that the process will still not meet the Mobile Gas specifications and if so it will be necessary to find another gas buyer or move the equipment from the Chastang landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.

On December 16, 2004 we entered into a contract with WMC to operate the CO2 separator at Chastang, Alabama. The agreement was approved in February 2005 by the RTC trustee and the U.S. Bankruptcy Court.

Raw Materials, Suppliers and Manufacturing

In March 2005 we signed an exclusive, worldwide product licensing and marketing agreement with ConMed Corporation of Utica, New York for it to design and manufacture hand instruments for our issue bonding equipment and to sell, distribute and service the instruments worldwide.

The anaerobic plants will be manufactured in Ukraine by Sumy Frunze and United Engineering Company at a cost far less than what it would cost in the U.S.

The carbon dioxide separator plants will be manufactured in Sumy, Ukraine by Sumy Frunze, again at a cost far less than what it would cost in the U.S.

Distribution Methods

ConMed Corporation will market and distribute the live tissue bonding equipment once Federal Drug Administration approval is obtained.

We have organized a majority-owned subsidiary, Anaerobic Farm Waste, Inc., to own and lease the anaerobic farm waste disposal equipment. The officers of our company are also the principal officers of the subsidiary company.

We have had a number of inquiries from major landfill operators and are currently working with a major landfill company that is interested in installing our units on several of their landfills. The interested parties are waiting for the start-up of the Chastang site to make their decisions.

Competition

Live tissue bonding equipment. We have the only equipment in the world that reconnects live tissues without the use of staples, sutures, glues or sealant. We are in competition only with older surgical methods of wound closing technologies such as sutures, staples, glues and sealant. We anticipate that our technology will supplement most other methods of bonding human soft tissue and blood vessels.

Anaerobic farm waste disposal plants. There are ten companies that offer various types of anaerobic systems in the U.S. Based upon our experience in the industry, it is our belief that none of these systems processes the manure and water to the extent of the Ukraine-made plant. The plant that operated in Ukraine is the product of years of experience in designing and building various types of anaerobic plants. It is our belief that the design now in operation will prove to be the most effective and economical for anaerobically processing animal wastes.

CO2 Separator. Numerous companies make CO2 separators in the U.S. but, based upon our experience in the industry, we believe none will be able to compete with the quality of our separators or with our price. It is our observation that their prices are multiples of what we believe we will be able to charge for our plants. Their separators produce no better than 75 to 90 percent pure methane; based on the CO2 separator plants in operation in Ukraine, we believe ours will produce up to 98-percent pure methane.

Patents, Trademarks and Licenses

The live tissue bonding equipment is the subject of patents and patent applications filed by the Ukraine inventor in the Ukraine, the U.S., and other countries. The patents and the patent applications for the U.S., the European Patent Convention, Australia, Russia, Ukraine, China, India, Canada and Japan have been assigned to us. Two U.S. and one Australian patents have been issued. We are advised by our patent attorneys that another U.S. patent has been approved, and we are waiting for the patent to issue.

The anaerobic farm-waste disposal equipment was patented in U.S.S.R. in 1991 but is not the subject of any patent application filed in the U.S.

The CO2 separator equipment U.S. patent has been approved, and we are waiting for the patent to issue.

We have been assigned the exclusive world rights to license, manufacture, market, and distribute both the anaerobic farm waste disposal equipment.

We own the CO2 separator patented technology, equipment and all world rights. We will pay a five percent royalty to the Ukrainians when the equipment is installed and fully operational based on the adjusted retail price of the equipment.

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

Research and Development

During 2004, we expended $454,190 on research and development. During 2003, we expended $382,000 on research and development.

Cost of Compliance with Environmental Laws

Our anaerobic farm waste disposal plants are designed to dispose of farm waste in a manner that meets all environmental regulations. The same is true with regard to our CO2 separator plants. All costs of complying with environmental regulations are costs of the projects and reduce our share of the gross revenue produced from the installation and use of our equipment.

Seasonality

There is no seasonal aspect of our business.

Employees

We employ six persons full time in the U.S. and two persons full time in Kiev, Ukraine.

ITEM 2.    DESCRIPTION OF PROPERTY.

We lease office space in the following cities as follows:

	Approximate	Monthly	Term of
	Square Feet	Rental	Lease
Corpus Christi, TX	1,000	$1,099	Month-to-Month
Oklahoma City, OK	500	$500	Month-to-Month
Kiev, Ukraine	800	$1,200	Month-to-Month

ITEM 3.    LEGAL PROCEEDINGS.

We were sued on February 10, 2005 by Banco Panamericano, Inc. in the Circuit Court of Cook County, Illinois, Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech, LLC, Case No. 2005L001614. The complaint alleges that we entered into a short-term promissory note dated February 15, 2002 (“the Note”) by which we borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleges that the Note was secured by all of our equipment, inventory, accounts, general intangibles and other properties. The complaint alleges that the Note is in default and that we owe Banco Panamericano $514,920 as of February 9, 2005.

We allege as follows with regard to the allegations of Banco Panamericano:

•	Banco Panamericano is not a bank but a Nebraska corporation that is affiliated with Resource Technologies Corporation (“RTC”), a company that is a debtor in a federal chapter 11 reorganization case.

9

•
We and RTC had entered into a contract (“the Contract”) whereby we would provide equipment (“the Equipment”), at our cost, to filter landfill gas from a landfill operated by RTC located in Alabama so as to provide marketable methane gas. Among RTC’s obligations under the Contract was a commitment to provide a pipeline hookup to the purchaser of the gas. We and RTC would share in the proceeds from the sale of the methane gas.

•
We lacked the funds to perform our obligations under the Contract. RTC got its affiliate, Banco Panamericano, to agree to lend CSMG $203,800 to enable us to meet these obligations. It was understood by us, RTC and Banco Panamericano that CSMG would liquidate the Note from its share of the proceeds of sale of the methane gas.

•
We installed the Equipment. But RTC never performed its obligations under the Contract. No monies were ever advanced by Banco Panamericano to us; rather, funds were allegedly advanced by Banco Panamericano to its affiliate, RTC, while RTC was in bankruptcy proceedings - ostensibly to pay expenses incurred by CSMG in installing its Equipment pursuant to its Contract with RTC. However, many of such creditors were not paid and many checks issued by RTC were ultimately dishonored, all to the injury of us and contrary to the terms of the agreement between us and Banco Panamericano.

We believe that we, not the plaintiff, are the injured party and that this litigation properly belongs in RTC’s chapter 11 proceedings in the federal bankruptcy court. We are taking court action to remove the case to the bankruptcy court and to seek damages against RTC and its affiliate, Banco Panamericano. The case has been moved from the Circuit Court of Cook County, Illinois to the United States District Court, Eastern Division for the Northern District of Illinois.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during 2004 through the solicitation of proxies or otherwise.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The company's Common Stock is quoted on the OTC Bulletin Board. Its symbol is "CTUM," or, depending upon the Internet service that quotes Bulletin Board stocks, CTUM.OB.

We filed a 1934 Exchange Act registration statement with the Commission that became effective November 15, 1999. However, our financial statements did not meet the U.S. GAAP requirements, and our stock was “demoted” to the Pink Sheets until January 16, 2003, when the SEC staff accepted our revised financial statements and we became eligible again to be quoted on the Bulletin Board. Our difficulties with our financial statements were caused by the accounting practices in Ukraine that had not been reconciled with U.S. GAAP.

Our common stock first traded on April 21, 1998. The range of high and low bid information for our Common Stock for the last two fiscal years is set forth below. The source of this information is the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

		High	Low
2003
	1st Qtr	0.65	0
	2nd Qtr.	1.25	0.53
	3rd Qtr.	1.25	0.41
	4th Qtr.	0.80	0.31

2004
	1st Qtr	0.55	0.35
	2nd Qtr	0.75	0.36
	3rd Qtr	0.70	0.15
	4th Qtr	0.28	0.14

Holders

As of March 31, 2005 there were approximately 318 holders of record of our Common Stock.

Dividends

We have paid no dividends to our common stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have no compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities.

During the last fiscal year, we issued shares of our common stock in several transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506. In all instances, the purchasers were accredited investors, as defined in Regulation D, and had preexisting relationships with our company. The dates of the transactions, the number of accredited investors, the number of shares and amount of cash received by our company, and the nature of any transaction effected for consideration other than cash are set forth in the below table:

Date	Number of Purchasers	Number of Shares	Consideration

01-05-04	17	1,036,000	375,000 shares value $108,000, stock for debt reduction and interest, 236,000 shares value $67,988; options exercise of 425,000 @ $0.165

04-26-04	5	18,000	Stock for services, value $5,184

05-04-04	1	425,000	Options exercise of 425,000 @ $0.165

06-10-04	12	101,909	Stock for services 34,200 shares, value $9,850; stock for loan and interest 14,182 shares, value $6,140

06-14-04	1	20,000	20,000 shares for services, value $5,760

06-30-04	34	462,054	4,500 shares for services, value $1,296; 457,551 shares for payment of loan principal and interest, value $198,120

07-12-04	1	5,701	Stock for debt reduction and accrued interest on debt; value $2,469

07-26-04	1	8,571	Stock for services; value $2,468

08-12-04	5	18,250	Stock for services; value $5,256

08-12-04	5	36,456	Stock for debt reduction and accrued interest on debt; value $15,785

08-18-04	2	52,000	Stock for debt reduction and accrued interest on debt; value $22,516

09-16-04	4	52,578	Stock for debt reduction and accrued interest on debt; value $22,766

11-18-04	3	18,184	Stock for services, value $5,237

There were no commissions or underwriters’ discounts paid or given. All securities were sold through officers of our company.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Sales

We had revenues of $414 in FY 2004 compared with no revenues of in FY 2003. We did report a loss of $31,532 in FY 2004 and a loss of $56,900 in FY 2003 as our 33.3 percent interest in the income of an unconsolidated subsidiary, United Engineering Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This loss represents our share of the profits and losses from the missile site conversion activities of United Engineering Company.

Selling, General and Administrative Expenses

We slightly decreased our general and administrative expenses from $1,881,010 during FY 2003 to $1,872,562 during FY 2004. The activities which these expenses were intended to benefit were our human tissue bonding project, our carbon dioxide separator project and our anaerobic farm-waste disposal equipment project. The last two of these projects - both of which are based upon excellent Ukraine-developed equipment that can be manufactured in Ukraine, brought to the U.S. and installed at considerable savings to the employment of U.S. equipment of comparable or inferior quality - represent a considerable part of our business plan for the future.

Net Loss

We increased our fiscal year 2003 net loss of $2,319,891, or $0.30 a share, to a net loss of $2,357,682, or $0.21 a share in FY 2004.

Liquidity and Outlook

We have never operated at a profit. We were able to stay in operation during 2004 only from the proceeds of $967,438 from the sale of common stock, an increase in Notes Payable of $676,762, the issuance of common stock in exchange for consulting services valued at $151,990, the issuance of common stock as payment of $198,634 in interest on notes payable to individuals and the accrual of $499,336 in interest payable and $275,000 in a debenture payable.

Management believes our prospects for financial liquidity depend upon the following:

•	completion of a contract on the tissue welding technology;

•	obtaining contracts for the joint venturing of our CO2 separator;

•	the sale of capital stock in either our company or one of our subsidiaries;

•	obtaining contracts for the sale or leasing of our anaerobic farm waste equipment;

•	loans to finance the new landfill installations of the CO2 separators; and

•	receipt of funds through the sale of stock to Cornell Capital Partners pursuant to our equity line of credit agreement with Cornell Capital. See “Outlook” below.

At this time, we have not identified the sources for additional equity capital.

Outlook

The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

The Cornell Capital Partners Transaction:

On March 29, 2004, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, we are entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective. The purchase price for the shares is equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. We have the right, but not the obligation, to require Cornell Capital to purchase shares in the company’s common stock in amounts not to exceed $140,000 per draw up to a maximum of $420,000 per month with a total of $10 million over a consecutive 24-month period. Cornell Capital Partners received a fee debenture of $390,000, in the form of convertible debentures. Cornell also received a $10,000 legal fee. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. The net effect of the 5% discount and the 5% retainage of each advance is that Cornell Capital Partners shall pay 90.25% of the applicable closing bid price for each share of our common stock. In addition, we have entered into a placement agent agreement with Newbridge Securities, a registered broker-dealer. Pursuant to the placement agent agreement, we will pay a one-time placement agent fee in shares of common stock equal to approximately $10,000 based on the stock price on the date we agreed to engage the placement agent.

We received $1,000,000 under a loan agreement with Cornell in July, August and December 2004 which is being repaid at the rate of $25,000 per week through the Cornell Equity Line of Credit Agreement. These funds are being used for operations of the parent and subsidiaries. In addition we converted $390,000 of outstanding investor loans to restricted 144 stock.

As of March 31, 2005 we have sold 4,207,827 shares of common stock to Cornell Capital for $1,800,000 pursuant to the Equity Line of Credit. We have escrowed 10,153,369 shares with Cornell’s escrow agent to use as repayment of current credit line balance and future credit line use.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•
an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

Contractual obligations

The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

	Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$5,729,988	$5,280,988	$ 449,000
Capital Lease Obligations	$ 0
Operating Lease Obligations	$ 0
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	$ 0

Total	$5,729,988	$5,280,988	$ 449,000

Our future results of operations and the other forward-looking statements contained in this Offering Circular, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the loss of any of several key personnel; a judgment against us in the litigation with Banco PanAmericano; delays in bringing to market our live-tissue bonding technology.

ITEM 7.    FINANCIAL STATEMENTS.
Page

Independent Auditors Report	16
Balance Sheet December 31, 2004 and 2003	17
Statement of Operations Year Ended December 31,
2004 and 2003	19
Statement of Cash Flows Year Ended December 31,
2004 and 2003	20
Statement of Changes in Stockholders’ Equity from
January 1, 2000 to December 31, 2004	21
Notes to Financial Statements	22

INDEPENDENT AUDITOR’S REPORT

To the Shareholders and Board of Directors
Consortium Service Management Group, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheets of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2004 and December 31, 2003, and the related statements of operations, changes in cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I have conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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
March 29, 2005

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

ASSETS

	2004	2003
Current Assets
Cash	$88,908	$13,118
Total Current Assets	88,908	13,118

Fixed Assets
Furniture and Equipment	61,409	61,409
Less Accumulated Depreciation	(61,409)	(58,881)
Total Fixed Assets	-	2,528

Other Assets
Investment - United Engineering Company	224,134	255,318
Investment - CO2 Equipment	1,470,881	1,450,490
Less Accumulated Depreciation	(96,735)	-
CO2 Equipment Patent	8,000	8,000
Tissue Bonding Patent	379,040	236,018
Less Accumulated Amortization	(30,514)	(20,514)
Total Other Assets	$1,954,806	$1,929,312

Total Assets	$2,043,714	$1,944,958

The accompanying notes are an integral part of these financial statements
17

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31,

LIABILITIES

	2004	2003

Current Liabilities
Accounts Payable	$317,683	$680,969
Interest Payable	698,602	199,266
Payroll Taxes Payable	79,390	26,046
Notes Payable to Stockholders	3,852,564	3,475,802
CO2 Equipment Payable	206,749	206,749
Fee Debenture Payable	126,000	-
Total Current Liabilities	5,280,988	4,588,832

Long-Term Liabilities
Long Term Contract IAW	300,000	-
Fee Debenture Payable	149,000	-
Total Long-Term Liabilities	449,000	-

Total Liabilities	5,729,988	4,588,832

Minority Interest in Consolidated Subsidiary	206,000	206,000

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 40,000,000
shares authorized; 16,517,580 shares issued and
13,268,591 shares outstanding at December 31, 2004
and 9,175,874 shares issued and 9,095,161 shares
outstanding at December 31, 2003	16,518	9,175
Additional Paid in Capital	6,721,052	5,410,293
Less - Common Stock Subscriptions Receivable	(3,168)	-
Accumulated Other Comprehensive (Loss)	(343,027)	(343,375)
Accumulated (Deficit)	(10,251,364)	(7,893,682)
Treasury Stock	(32,285)	(32,285)
Total Stockholders' Equity	(3,892,274)	(2,849,874)

Total Liabilities and Stockholders' Equity	$2,043,714	$1,944,958

The accompanying notes are an integral part of these financial statements
18

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
DECEMBER 31,

	2004	2003

Revenues	$414	$-

General and Administrative Expenses	1,872,562	1,881,010
Funded R & D	-	-
Cost of Funded R & D	454,190	382,000
Net R & D Cost	454,190	382,000
Operating (Loss)	(2,326,338)	(2,263,010)

Interest Income	188	19
Interest in Income of Unconsolidated Companies	(31,532)	(56,900)
(Loss) from Continuing Operations	(2,357,682)	(2,319,891)

Income Taxes	-	-

Net (Loss)	$(2,357,682)	$(2,319,891)

Net (Loss) Per Share Common Stock	(0.21)	(0.30)
Weighted Average Common Shares Outstanding	11,096,502	7,633,940

Basic and diluted earnings per share are the same. The corporation is reporting a net loss for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.

The accompanying notes are an integral part of these financial statements
19

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
JANUARY 1, 2003 TO DECEMBER 31, 2004

	2004	2003

Cash Flows from Operating Activities
Net (Loss)	$(2,357,682)	$(2,319,891)
Equity from Investees	31,532	56,900
Depreciation	99,263	7,710
Amortization	10,000	10,000
Dividends from Investees	-	-
Common Stock for Interest	198,674	119,185
Notes Payable for Services	-	380,432
Common Stock for Services	151,990	742,780
Increase (Decrease) in Accounts Payable	(366,454)	468,477
Increase in Federal Payroll Taxes Payable	53,344	8,338
Increase in Interest Payable	499,336	-
Increase Fee Debenture Payable	275,000	-
Other	-	(1,159)
Net Cash (used in) Operating Activities	(1,404,997)	(527,228)

Cash Flows from Investing Activities
Purchase Equipment and Patent	(163,413)	(77,764)
Acquire Tissue Bonding Patent	-	(10,290)
Net Cash (used in) Investing Activities	(163,413)	(88,054)

Cash Flows from Financing Activities
Increase in Stock Issue	967,438	74,595
Proceeds from Notes Payable	676,762	549,900
Net Cash provided by Financing Activities	1,644,200	624,495

Net Increase in Cash and Cash Equivalents	75,790	9,213
Cash and Cash Equivalents at Beginning of Year	13,118	3,905
Cash and Cash Equivalents at End of Year	$88,908	$13,118

The accompanying notes are an integral part of these financial statements
20

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JANUARY 1, 2003 TO DECEMBER 31, 2004

					Accumulated
			Additional		Other
	No. Common	Par	Paid In	Stock	Comprehensive	Accumulated	Treasury
Description	Shares (Ea.)	Value	Capital	Subscribed	Income (Loss)	Deficit	Stock	Total
Balance January 1, 2003	6,934,125	$6,934	$4,285,509	$-	$(341,775)	$(5,573,791)	$-	$(1,623,123)
Common Stock Sold 2003	119,350	119	74,476	-	-	-	-	74,595
Common Stock Issued for Services	1,645,801	1,646	741,134	-	-	-	-	742,780
Common Stock Issued for Interest	178,885	179	119,006	-	-	-	-	119,185
Common Stock Issued for Notes	217,000	217	190,248	-	-	-	-	190,465
Treasury Stock	80,713	80	(80)	-	-	-	(32,285)	(32,285)
Net (Loss) Year Ended 2003	-	-	-	-	-	(2,319,891)	-	(2,319,891)
Other Comprehensive (Loss)	-	-	-	-	-	-	-	-
Foreign Exchange (Loss)	-	-	-	-	(1,600)	-	-	(1,600)
Balance December 31, 2003	9,175,874	$9,175	$5,410,293	$-	$(343,375)	$(7,893,682)	$(32,285)	$(2,849,874)

Common Stock Sold 2004	2,653,600	2,654	602,848	-	-	-	-	605,502
Common Stock Issued for Services	526,830	527	151,463	-	-	-	-	151,990
Common Stock Issued for Interest	458,810	460	198,214	-	-	-	-	198,674
Common Stock Issued for Notes	534,190	534	358,234	-	-	-	-	358,768
Common Stock Subscribed	3,168,276	3,168	-	(3,168)	-	-	-	-
Net (Loss) Year Ended 2004	-	-	-	-	-	(2,357,682)	-	(2,357,682)
Other Comprehensive (Loss)	-	-	-	-	-	-	-	-
Foreign Exchange Gain	-	-	-	-	348	-	-	348
Balance December 31, 2004	16,517,580	$16,518	$6,721,052	$(3,168)	$(343,027)	$(10,251,364)	$(32,285)	$(3,892,274)
Treasury Stock	(80,713)
Stock Subscriptions	(3,168,276)
Shares Outstanding	13,268,591

The accompanying notes are an integral part of these financial statements
21

CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, DECEMBER 31, 2003

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Consortium Service Management Group, Inc. (the “Company”), a Texas corporation, was incorporated on November 17, 1992. Effective February 8, 2005 the Company has plans to change its name to CSMG Technologies, Inc. which more accurately relates to its primary activities of developing business and investment opportunities worldwide by licensing, marketing and distributing rights in advanced technologies developed primarily in the Ukraine.

The technologies involve live tissue bonding, CO2 (carbon dioxide) separation of landfill gas, and anaerobic animal waste disposal. The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the world rights on licensing, patenting, manufacturing, development and distribution of this technology. The live biological tissue bonding process has been approved by the Ukraine Ministry of Health for human surgical procedures and patents for the equipment have been obtained for the United States and Australia with other U.S. and international patents pending.

The Company owned and U.S. patent approved (March 3, 2005) carbon dioxide separator technology, also developed in the Ukraine, promotes the economical separation of methane from carbon dioxide gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents it from being commercially sold as fuel. The Ukraine technology has developed an economical carbon dioxide separator that isolates methane gas to the extent that it can be sold to utility companies as well as other industrial and commercial customers. The first installation began in 2002 in Mobile, Alabama with completion originally estimated to be in the second quarter of 2003.

The carbon dioxide equipment is now installed at the Chastang landfill in Mobile, Alabama which is owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement existed between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) which gave RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. To accomplish this carbon dioxide equipment manufactured by Ukraine subcontractors and owned by the Company was installed at the landfill during 2002 and 2003. Waste Management Inc. asserted the carbon dioxide equipment produced methane gas that failed to meet Mobile Gas quality specifications and accordingly contended the above agreement terminated. RTC maintained that the Ukraine gas conversion system was fully operational prior to the March 31, 2003 contract deadline and that specification problems associated with processed gas were contributed to by Waste Management Inc. and Transamerican Waste Industries Inc. This resulted in a legal dispute that was complicated by RTC being in Chapter 11 bankruptcy. In July 2003 RTC filed a lawsuit with the United States Bankruptcy Court Northern District of Illinois Eastern Division to resolve this dispute and in the spring of 2005 the Bankruptcy Court ruled and on appeal the United States District Court of Illinois affirmed the following decision: CSMG proposed and the above Courts each agreed that CSMG would pay the bankruptcy estate $75,000 and in return RTC would release its right to collect, extract and remove landfill gas from the property. CSMG would also withdraw its $6 million administrative claim and in return the bankruptcy estate would release any rights it had to collect gas from the landfill. Two lenders affiliated to RTC opposed and appealed this settlement but the U.S. District Court affirmed the bankruptcy trustee’s original settlement which now allows the Company to resume efforts in collecting/scrubbing methane gas for commercial sale. The lenders have appealed to the Federal Seventh Circuit Court but the stay order was not extended and CSMG began startup preparation in April 2005. It is still possible that the gas collection and conversion systems could be determined to be out of specifications thus necessitating installing upgrades estimated to cost between $200,000 and $300,000 to enable the equipment to meet the Mobile gas requirements. Currently the Company has a caretaker at the landfill to maintain the equipment.

At the end of December 2004 the Company has invested $1,470,881 on carbon dioxide separator equipment with $206,749 remaining due and payable to the Ukraine manufacturer Sumy Frunze Machine Building Science and Production Association.

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

The Company does not internally separate financial information including results of operations by segments such as geographic areas, products, major customers or operating segments. With the major component of earnings in past years coming from earnings of United Engineering Company (UEC), and losses in more recent years such as 2004 and 2003, management considers it impractical to further segment financial information.

Investments in companies in which the Company has an equity interest of at least 20% are accounted for under the equity method. Under this method the Company records its share of income or losses as Interest Income or Losses of Unconsolidated Companies with corresponding increases or decreases in the investment account. Investments in which the Company has a controlling financial interest represented by either direct or indirect controlling interest (more than 50%) are consolidated. In 2002 Live Tissue Connect, Inc. was formed (86% Company owned) to manage live tissue bonding activities, and in 2001 CSMG Gastech, LLC (89.7% Company owned) was formed to manage carbon dioxide operations. In 1999 Anaerobic Farm Waste, Inc. was incorporated (100% Company owned) to manage that technology. The 2004 and 2003 financial statements are presented with parent and these majority owned subsidiaries consolidated with intercompany transactions and accounts eliminated.

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

Foreign Operations

Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translations.” All balance sheet accounts have been translated using the exchange rate at the balance sheet date. Income Statement accounts have been translated using the average exchange rates for the year. The Company owns a 33.3% interest in UEC which was organized in and operates in Ukraine. In 2004 the average exchange rate used to record income was .19310 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .1930 functional currency to U.S. dollars. In 2003 the average exchange rate used to record income was .19281 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .19270 functional currency to U.S. dollars.

The summarized 2004 and 2003 financial information of UEC presented in accordance with U.S. GAAP and translated into U.S. dollars is presented as follows:

UNITED ENGINEERING COMPANY
DNIPROPETROVSK, UKRAINE

	2004		2003

Current Assets		$241,900	$387,500
Non Current Assets		465,000	389,800
Total Assets		706,900	777,300

Current Liabilities		34,600	11,500
Non Current Liabilities		0	0
Total Liabilities		34,600	11,500
Equity		672,300	765,800
Total Liabilities and Equity		706,900	777,300

Sales		968,900	1,159,000

Gross Profit		145,400	132,800
Operating Expense		240,100	303,500
Net (Loss)	$	(94,700)	$(170,700)
UEC’s equity decreased by $93,500 from 2003 to 2004 which is $1,200 less than the 2004 loss of $(94,700) with the difference attributed to gains in foreign exchange reported under “Accumulated Other Comprehensive Income” on the balance sheet.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding. The Company had net losses of $(2,357,682) in 2004 and $(2,319,891) in 2003 and accordingly basic and diluted earnings per share are the same because any dilutive or potentially dilutive securities would be antidilutive.

Issuance of Shares for Services and Interest

Valuation of shares for services and interest is based on the fair market value of services and the stated interest rates on notes payable.

In 2004 526,830 shares were issued in exchange for $151,990 in management and marketing services. The cost of the services has been charged to operations and additional paid in capital has been increased by $151,463 representing the excess of the cost of the services over the par value of the common stock issued. Additionally, in 2004 the Company issued 458,810 shares of common stock for interest on notes payable to shareholders with the cost charged to operations and additional paid in capital increased by $198,214 representing the interest expense in excess of the par value of the common stock issued.

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

Accounting Pronouncements Adopted

During 2004 the Financial Accounting Standards Board issued the following statements on financial accounting standards (SFAS).

(1)	SFAS No. 151 - Inventory costs, an amendment of ARB No 43, chapter 4.

Adoption of SFAS No 151 will not have a material effect on the Company’s financial position, results of operations, or on disclosures within the financial statements. (SFAS 151 is effective for fiscal years beginning after June 15, 2005.)

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
(6)	SFAS No. 150 - Financial Instruments with Characteristics of Liabilities, Equity or Both

Adoption of SFAS No. 145 (Debt Extinguishment) and SFAS No. 148 (Stock-Based Compensation) will not have a material effect on the Company’s financial position, results of operations, or on disclosures within the financial statements. In 2003 the Company negotiated a settlement to reduce previously expensed legal fees totaling $77,860 which is included in general and administrative expenses on the Statement of Operations. Prior to the adoption of SFAS 145 debt extinguishments would have been classified as an extraordinary gain but because this has occurred at other times it is presented as a reduction in operating expenses.

Income Taxes

The Company records its income tax provision in accordance with Statement of Financial Standards No. 109, “Accounting for Income Taxes.” (See Note 3)

NOTE 2
BASIS OF PRESENTATION AND CONSIDERATIONS RELATED
TO CONTINUED EXISTENCE (GOING CONCERN)

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(2,357,682) for the year ended December 31, 2004 and $(2,319,891) for the year ended December 31, 2003 and these factors combined with prior year net losses raises substantial doubt as to the Company’s ability to obtain debt and/or equity financing and achieve profitable operations.

On March 29, 2004 the Company entered into an equity line of credit agreement with Cornell Capital Partners whereby CSMG may issue and sell to Cornell up to $10 million in common stock. The purchase price for the shares is 95% of the market price defined as the lowest closing bid price during five preceding days. The Company can sell shares to Cornell in dollar amounts not to exceed $140,000 per draw or $420,000 per month for a total of $10 million during a consecutive 24-month period. The cost of this arrangement is Cornell retains 5% of each equity advance in addition to the 5% market discount that results in CSMG obtaining 90.25% of the market price of each stock sale. Additionally, the Company paid Cornell $10,000 in legal fees and $390,000 in placement fees financed by Cornell and repaid from commons stock sale proceeds. The $400,000 plus a $10,000 one-time placement fee has been charged to operations in 2004. Under the agreement Cornell advanced the Company $1,000,000 in 2004 of which $575,000 has been repaid via stock sales in accord with the above arrangement.

The Company’s management intends to continue to raise additional operating funds through equity and or debt offerings and the sale of technologies but there is no assurance these efforts will always be successful. The possible consequences of not obtaining additional funding beyond existing sources from the sale of technologies is that there will not be sufficient money to operate the Company.

In 2002 the Company began carbon dioxide separator equipment installation at the Chastang landfill in Mobile, Alabama. By the end of 2003 the Company invested $1,450,490 in carbon dioxide separator equipment with installation completed during the first quarter of 2003. Included in this amount are $206,749 in payables owed to the Ukraine manufacturer and as of the date of this audit report no sustained production of methane gas processing has occurred nor has any gas been sold. It is determined that if additional funds are required to upgrade the system the possibility remains that the process will still not meet Mobile Gas specifications and if so it will be necessary to find another purchaser or to move the equipment from the Chastang landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.

The possible consequences of not obtaining additional funding by either debt or equity financing or from technology sales will be operations ceasing resulting in liquidation.

NOTE 3
INCOME TAXES

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” which requires the use of the liability method of accounting for deferred income taxes.

With the Company not generating taxable income since inception, no provision for income taxes has been provided. At December 31, 2004 net operating loss carryforward will exceed $7,000,000 making it reasonably uncertain if any of these loss carryforwards will result in tax benefits.

NOTE 4
INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of UEC, a Ukraine and U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC’s equity were owned by several Ukraine organizations one of which was the State Property Fund of Ukraine. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor, that holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. To complete its authorized capital during the year ending December 31, 2000, approximately 9 UEC employees were given the opportunity to purchase stock and paid 26,100 gryvna (approximately $4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of its 20,000 registered shares that was authorized by UEC with the Company owning 6,666 shares or 33.3% ownership. Although the Company now owns only a 33.3% interest in UEC all major decisions require a 75% stockholder approval which enables CSMG to have an active role in setting policy. For the year ended December 31, 2004 UEC in U.S. dollars had revenues of $968,900, assets of $706,900, liabilities of $34,600 and a net worth of $672,300. For the year ended December 31, 2003 revenues were $1,159,000, assets were $777,300, liabilities were $11,500 with a net worth of $765,000.

A portion of investment, which is included in the UEC investment account, is considered a Founders Fund and has special priority in the event of liquidation. In 1994 the Company made its original investment in UEC which included contributing $73,843 in autos, equipment and furniture. The Company and UEC agreed that, in the event of UEC liquidating, $73,843 would be repaid to the Company in preference to all creditors. As an incentive to encourage foreign investment, the Ukraine government has guaranteed repayment if, upon liquidation, UEC has insufficient funds to do so. This special funding arrangement continues to exist and for presentation purposes is included as part of the UEC investment account on the balance sheet.

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

Anaerobic Farm Waste, Inc. is an Oklahoma corporation formed January 21, 1999 to sell anaerobic farm waste technologies primarily to the United States and Canadian markets. With 2004 and 2003 efforts focused primarily on carbon dioxide and tissue connecting activities, farm waste disposal efforts were primarily devoted to establishing contacts and providing information to potential users of its technology. Anaerobic Farm Waste, Inc. is 100% Company owned.

Live Tissue Connect, Inc. is a Delaware corporation formed May 22, 2002. Although the purpose of the corporation can be any lawful act or activity permitted for Delaware corporations, its specific purpose is to develop, market and sale live tissue-bonding technologies throughout the world. Live Tissue Connect, Inc. is 86% Company owned.

NOTE 6
NOTES PAYABLE TO STOCKHOLDERS

Notes to shareholders consists of 92 and 81 short-term (generally one year) and interest bearing notes with varying maturity dates the most common interest rate being 11% per annum on the unpaid balance. December 31, 2004 notes payable to shareholders totaled $3,852,564 with interest expense of $490,282 as follows:

a. Cash paid	$30,219
b. Common stock issued for interest	198,672
c. Accrued interest	261,391
$490,282

December 31, 2003 notes payable to shareholders totaled $3,475,802 with interest expense of $509,118 as follows:

a. Cash paid	$13,174
b. Common stock issued for interest	119,185
c. Accrued interest	376,759
$509,118

Loan Defaults

The Company currently owes Stonegate Management approximately $835,000 in past due principal and interest as of December 31, 2004 on four notes with original indebtedness of $362,000, $100,000, $53,000 and $115,000 which all came due in 2002. The Company’s attorney has been in negotiations for over a year to restructure a repayment schedule with the most current proposal to pay $50,000 each quarter commencing April 1, 2005. The proposed payments would be $25,000 in cash with the other $25,000 paid in common stock shares the exact amount to vary each quarter depending on the per share market value. The above proposal has not been responded to.

The Company is also in default on a note with an initial balance of $203,800 to Banco Panamericano that became due April 1, 2002. On February 10, 2005 Banco Panamericano filed suit in circuit court of Cook County, Illinois for $514,920 and it is unclear on what the ultimate outcome of this litigation will be. This event has been reported on Form 8K on October 22, 2004 which is reiterated below.

“On August 24, 2004 we received from Banco Panamericano, Inc. a notice of default of a senior, secured note in the amount of $203,800 (the “Note”). The notice related to a Consolidated Loan, Guaranty and Security Agreement dated February 15, 2002 between us and Banco Panamericano. The notice was dated almost two years earlier, on December 10, 2002.

We believe that the notice was backdated and relied on facts stated in the notice that had not yet occurred and were patently false. The amount of the obligation under the Note had not yet been fully advanced to us as of the date of the notice, and so the Note was not due on the date of the notice. In addition, the notice stated that we had failed to pay a judgment of $32,091 to an electrical company. The obligation to the electrical company, however, did not arise until the electrical work was completed in the Spring of 2003, the litigation related to our obligation to the electrical company was not commenced until the Fall of 2003, the judgment against us in favor of the electrical company was not entered until March 2004, and we satisfied the judgment and obtained a release of the judgment lien on August 31, 2004.

It is true that the Note was eventually fully funded and we have an obligation under the Note. However, we have an offset to the claim of Banco Panamericano that exceeds the obligation under the Note. We were at all times relevant to this matter in a contractual relationship with Resource Technology Corporation (“RTC”) regarding the installation of equipment owned by us that would extract methane gas from the Chastang Landfill in Mobile, Alabama that RTC would deliver to Waste Management for sale and for the benefit of both RTC and our company. The person that controlled RTC also controlled Banco Panamericano and caused Banco Panamericano to make the loan to us. The project stalled and has not been completed to our great financial loss when RTC defaulted on its obligations to Waste Management and other creditors at the landfill. RTC filed for bankruptcy protection in 2003 (Case No. 99-35434, U. S. Bankruptcy Court for the Northern District of Illinois). RTC’s management was replaced by a trustee because of improper payments made by the debtor to RTC-affiliated companies.

We filed a claim in the RTC bankruptcy case in the amount of $5,024,261, an amount that has increased since such filing. Creditors in the case, because of alleged illegal payments by RTC to its affiliates, are attempting to have the bankruptcy judge include the various RTC affiliates, including Banco Panamericano, as additional debtors in the case.

For the above reasons, we believe that we have an offset to the claim of Banco Panamericano.”

On March 2, 2004 a default judgement was entered against the Company in the amount of $32,091 in favor of Bagby and Russell Electric Company. The judgement was the result of an unpaid invoice for electrical work performed installing the carbon dioxide equipment at Chastang landfill in Mobile, Alabama and the amount was fully paid on July 21, 2004.

The Company also has a past due accounts payable of $20,784 for legal services dating back to 2001 and 2002 which has been turned over to a collection agency. The collection agency has been advised that statute of limitations has expired, however, the Company recognized that an indebtedness exists that will be repaid if and when funds are available.

NOTE 7
STOCK OPTIONS

At the beginning of 2003 there were 1,500,000 stock options outstanding with the following plan provisions:

	Option Period	Original				Market
	From	No of	Options	Options	Option	Price at
Plan Date	Grant Date	Options	Issued	Exercised	Price	Grant Date
12/31/98	10 years; 5 years if	1,500,000	850,000 on 1/31/98		.165 / Sh	.15 / Sh
	optionee owns more		215,000 on 1/28/00		.280 / Sh	.25 / Sh
	than 10% of voting		435,000 on 9/28/00		.330 / Sh	.30 / Sh
	stock at time of grant			850,000 on 12/30/03	.165 / Sh	.40 / Sh

5/8/03	10 years; 5 years if	1,000,000	865,000 on 5/8/03		.605 / Sh	.55 / Sh
optionee owns more
than 10% of voting
stock at time of grant

Total options outstanding at December 31, 2003:
12/31/1998 plan	650,000
5/8/2003 plan	865,000
Total	1,515,000

At the end of December 2003, 850,000 stock options were exercised at the option price of .165. Each officer was given 425,000 shares of stock in exchange for reducing liabilities and returning 80,713 shares of CSMG stock to the treasury at a price per share of .40. On December 1, 2003 CSMG stock opened at .35 and on December 31, 2003 closed at .45. Compensation expense of $199,750 was recorded which represents the excess of the option price, .165 over market value .40 reduced by $107,965 in satisfaction of liabilities and $32,285 in surrendered stock. Par value capital stock was increased by $850 and paid in capital increased by $339,150.

On January 26, 2005 the Board of Directors extended the option expiration dates on the 215,000 options issued on January 28, 2000 and 435,000 options issued on September 28, 2000 by 5 years each. Specifically, the original expiration dates of January 28, 2005 and September 28, 2005 have been extended to January 28, 2010 and September 28, 2010 respectively.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection of been dismissed.

ITEM 8A.    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

ITEM	9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

			Director's
		Director	Term
Person	Positions and Offices	Since	Expires

Esmeralda G. Robbins, 60	Chairman of the Board	1992	2005
	of Directors

Donald S. Robbins, 60	President, Chief	1992	2005
	Executive Officer and
	Director

Gordon W. Allison, 78	Secretary and Director	1992	2005

K. Bruce Jones, 63	Chief Financial Officer	2005	2005

Herman Hohauser	Executive Vice President	2005	2005

James Workman, 77	Director	1998	2005

Robert Jay Machen, 73	Director	2003	2005

Carl Pojezny, 53	Director	2003	2005

David R. Selby, 61	Director	2003	2005

Conrad Derdeyn, 71	Director	2003	2005

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

Donald S. Robbins, President and Chief Executive Officer. Mr. Robbins is a founder of our company and currently serves as President, Chief Executive Officer and Board Member. Mr. Robbins has been instrumental in developing relationships with the company’s foreign and domestic partners and oversees the management of the company, as well as any new technology acquisitions, evaluation and investment. These acquisitions have included state of the art technologies, such as Live Soft Biological Tissue Bonding for humans and animals and CO2 separation technologies for landfill gas and anaerobic animal waste processing. Prior to founding our company, Mr. Robbins gained extensive experience in the financial services and insurance industries, where he held numerous licenses such as Registered Investment Advisor and Registered Principal. He was nationally recognized in the financial services industry and has lectured in public seminars as well as industry related symposiums. During his 22 years in the financial services industry, Mr. Robbins has received over 140 awards and honors including numerous “Man of the Year” awards from multinational financial service and insurance companies. Mr. Robbins is also President and CEO of Live Tissue Connect, Inc. and Chairman and CEO of Anaerobic Farm Waste, Inc., both of which are subsidiaries of our company. Mr. Robbins is on the Supervisory Council of United Engineering Company and serves as a foreign member of the International Association of Welding of the E. O. Paton Institute of Electric Welding National Academy of Sciences of Ukraine. He devotes all his time to the affairs of our company. Mr. Robbins is the spouse of Esmeralda G. Robbins, the chairman of our board of directors.

Gordon W. Allison, Secretary. Mr. Allison is a founder of our company and served as its Executive Vice President through January 2005 and is the corporate secretary and a Board Member. Mr. Allison also serves as President of Anaerobic Farm Waste, Inc., where he is responsible for the company’s everyday operations. Mr. Allison has an exceptional track record, with over 35 years in the insurance services industry, of which 28 years were in executive management level positions for public companies. Mr. Allison is also Secretary Treasurer and CFO of Live Tissue Connect, Inc., a subsidiary of our company. Mr. Allison served as a bank director and served as a Trustee of Oklahoma City University for 21 years. He has received a number of industry and public service honors and awards. He devotes all his time to the affairs of our company.

K. Bruce Jones, Chief Financial Officer. Mr. Jones has been employed since 1994 as the owner of K. Bruce Jones & Associates, Inc. of Marietta, Georgia, an investment banking and consulting company for startup and early-stage companies. From 1987 until 1992 he was employed by Gateway Investment Advisers of Cincinnati, Ohio as Senior Vice President of Marketing and Sales with additional duties in product design.

Herman J. Hohauser, Esq., Executive Vice President. Mr. Hohauser is a practicing lawyer and business consultant to small businesses. Mr. Hohauser served as corporate counsel to the company and consultant prior to becoming executive vice president in February 2005. He assists Mr. Robbins with day-to-day operations and expanding the company’s business opportunities. From 1978 to 2005, he engaged in the practice of law specializing in intellectual property matters including patent prosecution, licensing, structuring of business arrangements, and technology transfer. He was employed by the U.S. Patent and Trademark Office from 1965 to 1978 as a patent examiner. He attained the level of Primary Examiner in the electrical arts having the authority to grant or deny patent applications. He served as chairman of the EEO Committee and recruited for the Office at universities. He received his BEE degree from the University of Florida in 1962 and his JD degree from Washington College of Law in 1971.

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

Conrad Derdeyn. Mr. Derdeyn has degrees in civil engineering from the University of Texas at Austin. In addition to being employed from 1963 to 2002 by Caterpillar, Inc., and its affiliated companies, which are leading manufacturers of heavy earthmoving, mining, pipeline and construction equipment, he served from 1956 to 1994 in the Transportation Corps of the U.S. Army Reserves, retiring with the rank of colonel. His positions with Caterpillar and its affiliates were Manager, Special Projects (1963-1965); Construction Market engineer for mines, pipelines and dams (1965-1969); Supervisor, Heavy Construction (1969-1970); Manager of Pipeline Market Sales, Finning Tractor, Vancouver, B.C. (1970-1972); Marketing Engineer, Peoria, Illinois (1972-1973); Area Director, Caterpillar Overseas, Madrid, Spain (1973-1975); Sales Manager, Caterpillar Brazil, San Paulo Brazil (1975-1979); Manager of CONEXDO 1981, a worldwide construction industry exposition held every six years (1980-1981); Manager, Caterpillar, Inc.’s Southwest Division (1981-1983); District Manager, Caterpillar, Inc.’s Gulf Coast Area (1982-1999); and Manager, Caterpillar, Inc.’s Pipeline Division (1998-2002).

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
Esmeralda G. Robbins	0	0	0
Donald S. Robbins	0	0	0
Gordon W. Allison	0	0	0
James Workman	0	0	0
Robert Jay Machen	0	0	0
Carl Pojezny	0	0	0
David R. Selby	0	0	0
Conrad Derdeyn	0	0	0

Audit Committee and Audit Committee Financial Expert

We have an audit committee. There is no audit committee financial expert serving on the audit committee. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

ITEM 10.    EXECUTIVE COMPENSATION.

The following sets forth the remuneration received in the last three fiscal years by Don Robbins, our president, and Gordon Allison, our executive vice president, in all capacities. No other officer or employee has received total remuneration of $100,000 or more in any of such years.

		Annual Compensation			Awards		Payout
Year	Name	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARS(#)	LTIP Payouts	All Other Compensation
2004	Robbins	$138,170	0	0	0	0	0	(1)
2004	Allison	$102,733	0	0	0	0	0	(1)
2003	Robbins	$ 49,063	0	0	0	0	0	(1)
2003	Allison	$ 32,000	0	0	0	0	0	(1)
2002	Robbins	$ 69,514	0	0	0	0	0	0

(1)	In 2003 and 2004, respectively, we accrued unpaid salary portions of $100,937 and $61,870 for Donald S. Robbins and $118,000 and $47,267 for Gordon Allison.

Stock Options. Set forth below is information concerning each exercise of stock options during the last fiscal year by each of the named executive officers and the fiscal year-end values of unexercised options, provided on an aggregated basis:

Name	Shares Acquired or Exercised	Value Realized	No. of Shares Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable
Donald S. Robbins	425,000	$121,125	525,000/0	0/0
Gordon W. Allison	425,000	$121,125	525,000/0	0/0

Employment Contracts.

We have no employment contracts.

Directors of the company receive no compensation for their services as directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of March 31, 2005, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

	Number of
	Shares of
Name and Address	Common Stock	Percent

Esmeralda G. Robbins(1)	300,000	1.2
701 CCNB North Tower
500 North Shoreline
Corpus Christi, TX 78471

Donald S. Robbins(1)	1,801,904(2)	7.0
701 CCNB North Tower
500 North Shoreline
Corpus Christi, TX 78471

Gordon W. Allison	1,525,000(2)	5.9
12205 Maple Ridge Road
Oklahoma City, Oklahoma 73120

James Workman	120,000	*
1826 War Eagle Street
North Little Rock, AR 72116

David Selby	189,000	*
14913 Jefferson Lane
Oklahoma City, OK 73134

Robert Machen	789,250	3.1
5327 Westerdale Drive
Fulshear, TX 77441

Conrad Derdeyn	84,500	*
11534 Spicewood Parkway
Austin, TX 78750-2602

Carl Pojezny	535,545	2.1
5900 Mosteller Drive, Ste. 1700
Oklahoma City, OK 73112

K. Bruce Jones(3)	405,000	*
Building 22, Suite 300
610 Village Drive
Marietta, GA 30067

Herman Hohauser(3)	200,000	*
6212 Berlee Drive
Alexandria, VA 22312

Officers and Directors	5,950,199	23.5
as a group (10 persons)
_________________________

*	Less than one percent.
(1)	Esmeralda G. Robbins and Donald S. Robbins are wife and husband.
(2)	Includes options to purchase 525,000 shares of common stock.
(3)	Includes options to purchase 100,000 shares of common stock.

Changes in Control

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

ITEM 13.    EXHIBITS.

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

38

10.17	-
Contract IAW-USA 007-PR-19.04.2000 between International Association Welding, Kiev and E.O. Paton Electric Welding Institute National Academy Science Ukraine and Consortium Service Management Group, Inc.***

10.18	-	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and Consortium Service Management Group, Inc.***

10.19	-	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company, Ltd. and Resource Technology Corp.****

10.20	-	Agency Agreement between Joint Stock Company “Sumy Frunze Machine-Building Science and Production Association” of Ukraine and Consortium Service Management Group, Inc.+

10.21	-	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management Group, Inc.++

10.22	-	Joint Development and Exclusive License Agreement of March 8, 2005 between Live Tissue Connect, Inc. and ConMed Corporation.+*

10.23	-	Standby Equity Distribution Agreement of March __, 2004 between Cornell Capital Partners, LP and Consortium Service Management Group, Inc.

14	-	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.

16	-	Letter dated January 29, 2000 from Jaak (Jack) Olesk to Consortium Service Management Group, Inc. Re: Termination as Auditor**

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	-	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***

99.1	-	Extract of U.S. Patent No. 6,562,037 May 13, 2003.+++

99.2	-	Extract of U.S. Patent No. 6,733,498 May 11, 2004.+++

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

****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

+Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.

+++Previously filed with Form 10-QSB for the period ended June 30, 2004; Commission File No. 0-27359 incorporated herein.

+*Previously filed with Form 8-K (Date of Report March 8, 2005) filed 03-09-05, Commission File No. 0-27359 incorporated herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended December 31, 2004	$15,520
Fiscal Year ended December 31, 2003	$14,500

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2004	$ 6,700
Fiscal Year ended December 31, 2003	$ 5,400

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2004	$-0-
Fiscal Year ended December 31, 2003	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2004	$-0-
Fiscal Year ended December 31, 2003	$-0-

Pre-Approval of Audit and Non-Audit Services. The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTIUM SERVICE MANAGEMENT
GROUP, INC.

Date: April 15, 2005	By:	/s/ Donald S. Robbins
Donald S. Robbins
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005	By:	/s/ Donald S. Robbins
Donald S. Robbins
President, Chief Executive Officer and Director

Date: April 15, 2005	By:	/s/ Esmeralda G. Robbins
Esmeralda G. Robbins
Chairman of the Board and Director

Date: April 15, 2005	By:	/s/ Gordon W. Allison
Gordon W. Allison
Director

Date: April 15, 2005	By:	/s/ James Workman
James Workman
Director

Date: April 15, 2005	By:	/s/ Robert Jay Machen
Robert Jay Machen
Director

Date: April 15, 2005	By:	/s/ Carl Pojezny
Carl Pojezny
Director

Date: April 15, 2005	By:	/s/ David R. Selby
David R. Selby
Director

Date: April 15, 2005	By:	/s/ Conrad Derdeyn
Conrad Derdeyn
Director

Date: April 15, 2005	By:	/s/ K. Bruce Jones
K. Bruce Jones
Chief Financial Officer

Consortium Servie Management Group, Inc.
Commission File No. 0-27359

EXHIBIT INDEX

FORM 10-KSB
For the fiscal year ended December 31, 2004

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

1

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

10.18	-	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and Consortium Service Management Group, Inc.***

2

10.19	-	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company, Ltd. and Resource Technology Corp.****

10.20	-	Agency Agreement between Joint Stock Company “Sumy Frunze Machine-Building Science and Production Association” of Ukraine and Consortium Service Management Group, Inc.+

10.21	-	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management Group, Inc.++

10.22	-	Joint Development and Exclusive License Agreement of March 8, 2005 between Live Tissue Connect, Inc. and ConMed Corporation.+*

10.23	-	Standby Equity Distribution Agreement of March __, 2004 between Cornell Capital Partners, LP and Consortium Service Management Group, Inc.

14	-	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.

16	-	Letter dated January 29, 2000 from Jaak (Jack) Olesk to Consortium Service Management Group, Inc. Re: Termination as Auditor**

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	-	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***

99.1	-	Extract of U.S. Patent No. 6,562,037 May 13, 2003.+++

99.2	-	Extract of U.S. Patent No. 6,733,498 May 11, 2004.+++

3

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

****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

+Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.

+++Previously filed with Form 10-QSB for the period ended June 30, 2004; Commission File No. 0-27359 incorporated herein.

+*Previously filed with Form 8-K (Date of Report March 8, 2005) filed 03-09-05, Commission File No. 0-27359 incorporated herein.

4