Form 10QSB/A
period 2004-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2005-04-25
CIK 1015002

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

The following exhibits are filed, by incorporation by reference, as part of this Amendment No. 1 to Form 10-QSB:

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

10.18	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and Consortium Service Management Group, Inc.***

10.19	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company, Ltd. and Resource Technology Corp.****

10.20	Agency Agreement between Joint Stock Company "Sumy Frunze Machine-Building Science and Production Association" of Ukraine and Consortium Service Management Group, Inc.+

10.21	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management Group, Inc.++

10.22	Joint Development and Exclusive License Agreement of March 8, 2005 between Live Tissue Connect, Inc. and
ConMed Corporation.+*

10.23	Standby Equity Distribution Agreement of March , 2004 between Cornell Capital Partners, LP and Consortium
Service Management Group, Inc. ++*

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers. ++*

16	Letter dated January 29, 2000 from Jaak (Jack) Olesk to Consortium Service Management Group, Inc. Re: Termination as Auditor**

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***

99.1	Extract of U.S. Patent No. 6,562,037 May 13, 2003.+++

99.2	Extract of U.S. Patent No. 6,733,498 May 11, 2004.+++

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

****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

+Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.

+++Previously filed with Form 10-QSB for the period ended June 30, 2004; Commission File No. 0-27359 incorporated herein.

+*Previously filed with Form 8-K (Date of Report March 8, 2005) filed 3-09-05, Commission File No. 0-27359 incorporated herein.

++*Previously filed with Form 10-KSB for the year ended December 31, 2004, Commission File No. 0-27359 incorporated herein.
(b)    Forms 8-K

Form 8-K dated August 24, 2004, reporting Item 8.01 Other Events, filed October 22, 2004, EDGAR Accession Number 0001060830-04-000349.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Consortium Service Management Group, Inc.

Date: April 22, 2005	By:	/s/Donald S. Robbins
Donald S. Robbins
President and Chief Executive Officer

Consortium Service Management Group, Inc.
Commission File No. 0-27359

EXHIBIT INDEX
AMENDMENT NO. 1 TO FORM 10-QSB
For the quarterly period ended September 30, 2004

The following exhibits are filed, by incorporation by reference, as part of this Amendment No. 1 to Form 10-QSB:

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

2

10.18	Contract IAW-USA 008-PR between International Association Welding, Kiev, Ukraine and Consortium Service Management Group, Inc.***

10.19	Natural Gas Purchase Agreement of June 20, 2000 between Texas Energy Transfer Company, Ltd. and Resource Technology Corp.****

10.20	Agency Agreement between Joint Stock Company "Sumy Frunze Machine-Building Science and Production Association" of Ukraine and Consortium Service Management Group, Inc.+

10.21	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management Group, Inc.++

10.22	Joint Development and Exclusive License Agreement of March 8, 2005 between Live Tissue Connect, Inc. and
ConMed Corporation.+*

10.23	Standby Equity Distribution Agreement of March , 2004 between Cornell Capital Partners, LP and Consortium
Service Management Group, Inc. ++*

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers. ++*

16	Letter dated January 29, 2000 from Jaak (Jack) Olesk to Consortium Service Management Group, Inc. Re: Termination as Auditor**

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193***

99.1	Extract of U.S. Patent No. 6,562,037 May 13, 2003.+++

99.2	Extract of U.S. Patent No. 6,733,498 May 11, 2004.+++

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

****Previously filed with Amendment No. 1 to Form 10-QSB for the period ended September 30, 2002; Commission File No. 0-27359 incorporated herein.

+Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.

+++Previously filed with Form 10-QSB for the period ended June 30, 2004; Commission File No. 0-27359 incorporated herein.

+*Previously filed with Form 8-K (Date of Report March 8, 2005) filed 3-09-05, Commission File No. 0-27359 incorporated herein.

++*Previously filed with Form 10-KSB for the year ended December 31, 2004, Commission File No. 0-27359 incorporated herein.

4