Form 10QSB
period 2005-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2005-05-16
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________



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

                   501 North Shoreline Drive, Suite 701 North
                            Corpus Christi, TX 78471
                                 (301) 887-7546
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

     As of May 11, 2005, the Company had 25,339,406 shares of its $.001 par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION                                               3

Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis or Plan of Operation           9

Item 3.  Controls and Procedures                                             13

PART II - OTHER INFORMATION                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                           Page
                                                                           ----

        Consolidated Balance Sheets March 31, 2005 (Unaudited)
                 and December 31, 2004                                       4
        Consolidated Statement of Operations for the Three-Month
                 Interim Periods Ended March 31, 2005 and 2004 (Unaudited) 6 Consolidated Statement of Cash Flows for the Three-Month Interim
                 Periods Ended March 31, 2005 and 2004 (Unaudited)           7
        Notes to the Financial Statements                                    8

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            Mar 31,         Dec 31,
                                             2005            2004
                                          -----------    -----------

Current Assets
Cash                                      $   257,211    $    88,908
                                          -----------    -----------
              Total Current Assets            257,211         88,908


Fixed Assets
Furniture and Equipment                        61,409         61,409
Less Accumulated Depreciation                 (61,409)       (61,409)
                                          -----------    -----------
              Total Fixed Assets                 --             --


Other Assets
Investment - United Engineering Company       203,223        224,134
Investment - CO2 Equipment                  1,544,446      1,470,881
Less Accumulated Depreciation                (123,002)       (96,735)
Deposits                                        2,300           --
CO2 Equipment Patent                            8,000          8,000
Tissue Bonding Patent                         403,381        379,040
Less Accumulated Amortization                 (39,990)       (30,514)
                                          -----------    -----------
              Total Other Assets          $ 1,998,358    $ 1,954,806


              Total Assets                $ 2,255,569    $ 2,043,714
                                          ===========    ===========


The accompanying notes are an integral part of these interim financial statements.



                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                   LIABILITIES

                                                          Mar 31, 2005    Dec 31, 2004
                                                          ------------    ------------

Current Liabilities
Accounts Payable                                          $    340,216    $    317,683
Interest Payable                                               796,688         698,602
Payroll Taxes Payable                                           81,003          79,390
Notes Payable to Stockholders                                4,416,208       3,852,564
CO2 Equipment Payable                                          206,749         206,749
Fee Debenture Payable                                             --           126,000
                                                          ------------    ------------
             Total Current Liabilities                       5,840,864       5,280,988


Long Term Liabilities
Long Term Contract IAW                                         300,000         300,000
Fee Debenture Payable                                             --           149,000
                                                          ------------    ------------
             Total Long-Term Liabilities                       300,000         449,000


             Total Liabilities                               6,140,864       5,729,988


Minority Interest in Consolidated Subsidiary                   206,000         206,000


        STOCKHOLDERS' EQUITY

Common stock $.001 par value, 40,000,000 shares
 authorized; 25,027,580 shares issued, 15,027,913
 shares outstanding, 9,918,954 shares subscribed
 at March 31, 2005; and 16,517,580 shares issued,
 13,268,591 shares outstanding, 3,168,276 shares
 subscribed at December 31, 2004                                25,028          16,518
Additional Paid in Capital                                   7,041,499       6,721,052
Less - Common Stock Subscriptions Receivable                    (9,919)         (3,168)
Accumulated Other Comprehensive (Loss)                        (346,624)       (343,027)
Accumulated (Deficit)                                      (10,768,994)    (10,251,364)
Treasury Stock                                                 (32,285)        (32,285)
                                                          ------------    ------------
             Total Stockholders' Equity                     (4,091,295)     (3,892,274)


             Total Liabilities and Stockholders' Equity   $  2,255,569    $  2,043,714
                                                          ============    ============


The accompanying notes are an integral part of these interim financial statements.







                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Jan 1, 2005-    Jan 1, 2004-
                                                        Mar 31, 2005    Mar 31, 2004
                                                        ------------    ------------
Revenues                                                $       --      $       --

General and Administrative Expenses                          453,234         245,774
Funded R & D                                                    --              --
Cost of Funded R & D                                          47,129           2,622
Net R & D Cost                                                47,129           2,622
                                                        ------------    ------------
              Operating (Loss)                              (500,363)       (248,396)

Interest Income                                                   47               3
Interest in Income (Loss) of Unconsolidated Companies        (17,314)        (21,146)
                                                        ------------    ------------
              (Loss) from Continuing Operations             (517,630)       (269,539)

Income Taxes                                                    --              --
              Net (Loss)                                $   (517,630)   $   (269,539)
                                                        ============    ============

Net (Loss) Per Share Common Stock                              (0.04)          (0.03)
Weighted Average Common Shares Outstanding                14,213,131       9,115,411



Basic and diluted earnings (loss) per share are the same. The corporation is reporting a net loss for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.



The accompanying notes are an integral part of these interim financial statements.



                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Jan 1, 2005-    Jan 1, 2004-
                                                                    Mar 31, 2005    Mar 31, 2004
                                                                    ------------    ------------
Cash Flows from Operating Activities
Net (Loss)                                                          $   (517,630)   $   (269,539)
Equity Loss from Investee                                                 17,314          21,146
Depreciation and Amortization                                             35,742           4,428
Pay Fee Debenture                                                       (275,000)           --
Services for Common Stock                                                  6,500            --
Increase (Decrease) Current Liabilities                                   24,146         (74,987)
Increase Accrued Interest                                                 98,086         178,935
                                                                    ------------    ------------
              Net Cash provided by (used in) Operating Activities       (610,842)       (140,017)


Cash Flows from Investing Activities
Deposits                                                                  (2,300)           --
Purchase Equipment and Patent                                            (97,907)           (717)
                                                                    ------------    ------------
              Net Cash (used in) Investing Activities                   (100,207)           (717)


Cash Flows from Financing Activities
Increase Notes Payable                                                   563,645         102,039
Increase Stock Issue                                                     315,707          25,312
                                                                    ------------    ------------
              Net Cash provided by Financing Activities                  879,352         127,351


Net Increase (Decrease) in Cash and Cash Equivalents                     168,303         (13,383)

Cash and Cash Equivalents at Beginning of Period                          88,908          13,118
                                                                    ------------    ------------
Cash and Cash Equivalents at End of Period                          $    257,211    $       (265)
                                                                    ============    ============

The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2005, DECEMBER 31, 2004

                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with standards established by the Public Company Accounting Oversight Board (United States). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(517,630) for the three months ended March 31, 2005 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

The Company's ability to continue as a going concern also involves the carbon dioxide separator equipment which is currently inactive due to possible technical problems as stated in Note 1 under Significant Accounting Policies on the December 31, 2004 audited annual consolidated financial statements. The technology has been successfully installed on similar equipment in Eastern Europe and with management continually monitoring the CO2 project the equipment is being carried at its original cost less normal depreciation with projected cash flows still considered adequate to recover the net book value including upgrades if the equipment becomes operational. It is unclear if this equipment is within specification and if not additional upgrades estimated to cost between $200,000 to $300,000 would be required, however, with no prior production at Chastang there is no assurance that this will be successful.

                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net (loses):

                               Jan 1, 2005-          Jan 1, 2004-
                               Mar 31, 2005          Mar 31, 2004
                               ------------          ------------
Sales                              $ 80,598             $ 203,243
Gross Profit                           (644)                  982
Net (Loss)                          (51,993)              (63,500)
CSMG's 1/3 Share                    (17,314)              (21,146)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

       Results of  Operations - First  Quarter of 2005 Compared to First Quarter
       -------------------------------------------------------------------------
       of 2004
       -------

       We had no revenues in either Q1 2005 or Q1 2004.

       General and administrative expenses increased by $207,460 or 84 percent during Q1 2005 as compared with operating expenses during Q1 2004. Operating expenses were $453,234 in Q1 2005 and were $245,774 in Q1 2004. The increase is attributable primarily to an increase in tissue welding research and development costs, salaries for new corporate officers, legal expense, depreciation expense, and expense for the Chastang landfill project.

       We had a net loss from operations of $500,363 for Q1 2005, double the net loss of $248,396 for Q1 2004.

       We accrued a loss in Q1 2005 of $17,314 from our joint venture in Ukraine with United Engineering Company, as compared with a net loss of $21,146 from this activity in Q1 2004.

       Altogether, we reported a net loss in Q1 2005 of $517,630, or $0.04 a share, compared with a net loss in Q1 2004 of $269,539 or $0.03 a share.

       We were able to remain liquid during this quarter through (1) an increase in notes payable of $563,645, (2) an increase in accrued interest of $98,086, and (3) the sale of $315,707 of common stock.

       On March 29, 2004, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, we are entitled to draw down on the Equity Line of Credit provided the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission. This has been done. The purchase price for the shares is equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. We have the right, but not the obligation, to require Cornell Capital to purchase shares in the company's common stock in amounts not to exceed $140,000 per draw up to a maximum of $420,000 per month with a total of $10 million over a consecutive 24-month period. Cornell Capital Partners received a fee debenture of $390,000, in the form of convertible debentures. Cornell also received a $10,000 legal fee. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. The net effect of the 5% discount and the 5% retainage of each advance is that Cornell Capital Partners shall pay 90.25% of the applicable closing bid price for each share of our common stock. In addition, we entered into a placement agent agreement with Newbridge Securities, a registered broker-dealer. Pursuant to the placement agent agreement, we paid a one-time placement agent fee in shares of common stock equal to approximately $10,000 based on the stock price on the date we agreed to engage the placement agent.

       We received $1,000,000 under a loan agreement with Cornell in July, August and December 2004 which is being repaid at the rate of $25,000 per week through the Cornell Equity Line of Credit Agreement. These funds are being used for operations of the parent and subsidiaries. In addition we converted $390,000 of outstanding investor loans to restricted 144 stock.

       As of March 31, 2005 we have sold 4,207,827 shares of common stock to Cornell Capital for $1,800,000 pursuant to the Equity Line of Credit. We have escrowed 9,918,954 shares with Cornell's escrow agent to use as repayment of current credit line balance and future credit line use.

       Outlook
       -------

       The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

       We are optimistic for our future, particularly with regard to all of 2005. The status of our CO2 separator project in Chastang County, Alabama is that the installation was completed during March 2003. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. ("WMC", the operator of the landfill) ordered Resource Technology Corporation "RTC" (the holder of the gas ownership contract) off the landfill and contended that our CO2 separator equipment produces methane gas that fails to meet gas quality specifications and that, therefore, the agreement to buy the gas is terminated. This contention is now being litigated in RTC's chapter 11 reorganization proceeding. It is possible that our gas collection and conversion systems could be determined to be out of specifications thus necessitating installing upgrades estimated to cost between $200,000 and $300,000 to enable the equipment to meet the gas quality requirements. Currently the Company has a caretaker at the landfill to maintain the equipment. If additional funds are required to upgrade the system the possibility remains that the process will still not meet the Mobile Gas specifications and if so it will be necessary to move the equipment from the Chastang landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.

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

         With regard to our farm waste anaerobic project, we expect contracts to be executed during 2005. We have met resistance from swine, dairy and poultry farmers in our efforts to sell our farm waste anaerobic plant, due to the long period of time required for small farms to recover the costs of the plant and due to falling producer prices in these industries. Our efforts at this time are concentrated on building a demonstration plant with Poultry Growers of Oklahoma. The growers are working with the Oklahoma Agriculture Commission in coordination with Anaerobic Farm Waste, Inc. for a loan grant to do an engineering and marketing feasibility study of building a plant in Southeast Oklahoma. Also, we have retained a Native American consultant to negotiate an arrangement with the Native American tribes for a grant from the U.S. Corps of Engineers to do a feasibility study for building an anaerobic plant in Northeastern Oklahoma. The resolution has been drawn but not signed as of this date.

       The company's future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the company to obtain needed additional capital, loss of personnel - particularly Chief Executive Officer Donald S. Robbins, Executive Vice President Herman Hohauser or Chief Financial
Officer K. Bruce Jones - as a result of accident or for health reasons, interruptions in the supply of equipment from manufacturers of the equipment, the development of competing products by well-capitalized competitors, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company's products.

Off-Balance Sheet Arrangements

       Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o      an obligation under a guarantee contract,
o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
o any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
o any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 3. Controls and Procedures

       Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


       Set forth below are the sales of our common  stock since  January 1, 2005
in  transactions  exempt  from  registration   pursuant  to  the  provisions  of
Regulation D, Rule 506

 ------------ ----------------- -------- --------- -----------------------------
                                No. of   Price     Type of
 Date         Person            Shares   Per Share Consideration
 ------------ ----------------- -------- --------- -----------------------------
 ------------ ----------------- -------- --------- -----------------------------
 02-02-05     Anthony Stewart     3,000  $0.18     Services for loan
 ------------ ----------------- -------- --------- -----------------------------
 02-02-05     Carl Pojezny        2,000  $0.18     Services for arranging loan
 ------------ ----------------- -------- --------- -----------------------------
 02-02-05     Patty Coursey       5,000  $0.18     Services for loan
 ------------ ----------------- -------- --------- -----------------------------
 ------------ ----------------- -------- --------- -----------------------------

       All of the persons purchasing shares of common stock were known to management, they were all accredited investors and had access to all material information concerning the issuer.

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
                     Consortium Service Management Group, Inc.++

       10.22  -      Joint  Development and Exclusive License Agreement of March
                     8, 2005  between  Live  Tissue  Connect,  Inc.  and  ConMed
                     Corporation.+*

       10.23  -      Standby  Equity  Distribution  Agreement  of March __, 2004
                     between Cornell Capital Partners, LP and Consortium Service
                     Management Group, Inc.++*

       14     -      Code of Ethics for the Chief  Executive  Officer and Senior
                     Financial Officers.++*

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

       +Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

       ++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.

       +++Previously filed with Form 10-QSB for the period ended June 30, 2004; Commission File No. 0-27359 incorporated herein.

       +*Previously filed with Form 8-K (Date of Report March 8, 2005) filed 03-09-05, Commission File No. 0-27359 incorporated herein.

       ++*Previously filed with Form 10-KSB for the year ended 12-31-04, Commission File No. 0-27359 incorporated herein.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 16,  2005                          CONSORTIUM SERVICE MANAGEMENT
                                                        GROUP, INC.


                                                        /s/ Donald S. Robbins
                                               By_______________________________
                                                    Donald S. Robbins, President

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                         Commission File Number 0-27359


                              Index to Exhibits to
                              Form 10-QSB 03-31-05

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
                     Consortium Service Management Group, Inc.++

       10.22  -      Joint  Development and Exclusive License Agreement of March
                     8, 2005  between  Live  Tissue  Connect,  Inc.  and  ConMed
                     Corporation.+*

       10.23  -      Standby  Equity  Distribution  Agreement  of March __, 2004
                     between Cornell Capital Partners, LP and Consortium Service
                     Management Group, Inc.++*

       14     -      Code of Ethics for the Chief  Executive  Officer and Senior
                     Financial Officers.++*

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

       +Previously filed with Form 10-KSB for the year ended December 31, 2002; Commission File No. 0-27359 incorporated herein.

       ++Previously filed with Amendment No. 1 to Form 10-QSB for the period ended March 31, 2003; Commission File No. 0-27359 incorporated herein.

       +++Previously filed with Form 10-QSB for the period ended June 30, 2004; Commission File No. 0-27359 incorporated herein.

       +*Previously filed with Form 8-K (Date of Report March 8, 2005) filed 03-09-05, Commission File No. 0-27359 incorporated herein.

       ++*Previously filed with Form 10-KSB for the year ended 12-31-04, Commission File No. 0-27359 incorporated herein.