Form 10QSB
period 2005-06-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2005-08-18
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     As of August 11, 2005, the Company had 25,339,406 shares of its $.001 par value common stock issued and outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                           Page

      Consolidated Balance Sheets June 30, 2005 (Unaudited)
               and December 31, 2004                                         4
      Consolidated Statement of Operations                                   6
      Consolidated Statement of Cash Flows                                   7
      Notes to the Financial Statements                                      8

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    Unaudited        Audited
                                                   Jun 30, 2005    Dec 31, 2004
                                                   ------------    ------------

Current Assets
--------------
Cash                                               $      2,904    $     88,908
                                                   ------------    ------------

        Total Current Assets                              2,904          88,908


Fixed Assets
------------
Furniture and Equipment                                  61,409          61,409
   Less Accumulated Depreciation                        (61,409)        (61,409)
                                                   ------------    ------------
        Total Fixed Assets                                 --              --


Other Assets
------------
Investment - United Engineering Company                 181,343         224,134
Investment - CO2 Equipment                            1,619,446       1,470,881
   Less Accumulated Depreciation                       (149,268)        (96,735)
Deposits                                                  2,300            --
CO2 Equipment Patent                                      8,000           8,000
Tissue Bonding Patent                                   472,144         379,040
   Less Accumulated Amortization                        (46,190)        (30,514)
                                                   ------------    ------------
        Total Other Assets                         $  2,087,775    $  1,954,806


        Total Assets                               $  2,090,679    $  2,043,714
                                                   ============    ============







The accompanying notes are an integral part of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                   LIABILITIES
                                                      Unaudited        Audited
                                                     Jun 30, 2005    Dec 31, 2004
                                                     ------------    ------------
Current Liabilities
-------------------
Accounts Payable                                     $    538,606    $    317,683
Interest Payable                                          884,832         698,602
Payroll Taxes Payable                                      81,313          79,390
Notes Payable to Stockholders                           4,206,869       3,852,564
CO2 Equipment Payable                                     206,749         206,749
Fee Debenture Payable                                        --           126,000
                                                     ------------    ------------
        Total Current Liabilities                       5,918,369       5,280,988


Long Term Liabilities
---------------------
Long Term Contract IAW                                    300,000         300,000
Fee Debenture Payable                                        --           149,000
                                                     ------------    ------------
        Total Long-Term Liabilities                       300,000         449,000


Total Liabilities                                       6,218,369       5,729,988


Minority Interest in Consolidated Subsidiary              206,000         206,000

                              STOCKHOLDERS' EQUITY

Common stock $.001 par value, 40,000,000 shares
   authorized; 25,339,406 shares issued, 16,702,693
   shares outstanding, 8,556,000 shares subscribed
   at June 30, 2005; and 16,517,580 shares issued,
   13,268,591 shares outstanding, 3,168,276 shares
   subscribed at December 31, 2004                         25,340          16,518
Additional Paid in Capital                              7,258,868       6,721,052
Less - Common Stock Subscriptions Receivable               (8,556)         (3,168)
Accumulated Other Comprehensive (Loss)                   (337,208)       (343,027)
Accumulated (Deficit)                                 (11,239,849)    (10,251,364)
Treasury Stock                                            (32,285)        (32,285)
                                                     ------------    ------------
        Total Stockholders' Equity                     (4,333,690)     (3,892,274)


Total Liabilities and Stockholders' Equity           $  2,090,679    $  2,043,714
                                                     ============    ============





The accompanying notes are an integral part of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               Unaudited      Unaudited       Unaudited       Unaudited
                                             Apr 1, 2005-    Apr 1, 2004-    Jan 1, 2005-    Jan 1, 2004-
                                             Jun 30, 2005    Jun 30, 2004    Jun 30, 2005    Jun 30, 2004
                                             ------------    ------------    ------------    ------------
Revenues                                     $        414    $       --      $        414    $       --

   General and Administrative Expenses            365,928         711,826         819,164         957,600
   Funded R & D                                      --              --              --              --
   Cost of Funded R & D                            74,056          78,053         121,185          80,675
   Net R & D Cost                                  74,056          78,053         121,185          80,675
                                             ------------    ------------    ------------    ------------
        Operating (Loss)                     $   (439,570)    $  (789,879)    $  (939,935)   $ (1,038,275)

Interest Income                                        13               8              60              11

Interest in Income (Loss) of
   Unconsolidated Companies                       (31,296)        (20,734)        (48,610)        (41,880)
                                             ------------    ------------    ------------    ------------
        (Loss) from Continuing Operations        (470,853)       (810,605)       (988,485)     (1,080,144)

Income Taxes                                         --              --              --              --

        Net (Loss)                           $   (470,853)   $   (810,605)   $   (988,485)   $ (1,080,144)
                                             ============    ============    ============    ============

Net (Loss) Per Share Common Stock                   (0.03)          (0.08)          (0.07)          (0.10)

Weighted Average
   Common Shares Outstanding                   15,725,507       9,809,756      14,969,319      10,463,601











Basic and diluted earnings (loss) per share are the same. The corporation is reporting a net loss for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Unaudited      Unaudited
                                                               Jan 1, 2005-   Jan 1, 2004-
                                                               Jun 30, 2005   Jun 30, 2004
                                                                -----------    -----------
Cash Flows from Operating Activities
------------------------------------
Net (Loss)                                                      $  (988,485)   $(1,080,144)
Equity Loss from Investee                                            48,610         41,880
Depreciation and Amortization                                        68,208         55,890
Pay (Increase) Fee Debenture                                       (275,000)       395,000
Services / Interest for Common Stock                                  6,500        171,587
Increase (Decrease) Current Liabilities                             222,846        (24,957)
Increase Accrued Interest                                           186,229        257,023
                                                                -----------    -----------
        Net Cash provided by (used in) Operating Activities        (731,092)      (183,721)


Cash Flows from Investing Activities
------------------------------------
Deposits                                                             (2,300)          --
Purchase Equipment and Patent                                      (241,668)       (34,615)
                                                                -----------    -----------
        Net Cash (used in) Investing Activities                    (243,968)       (34,615)


Cash Flows from Financing Activities
------------------------------------
Increase Notes Payable                                              354,305        205,866
Increase Stock Issue                                                534,751          1,240
                                                                -----------    -----------

        Net Cash provided by Financing Activities                   889,056        207,106


Net Increase (Decrease) in Cash and Cash Equivalents                (86,004)       (11,230)

Cash at Beginning of Period                                          88,908         13,118
                                                                -----------    -----------
Cash at End of Period                                           $     2,904    $     1,888
                                                                ===========    ===========


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2005, DECEMBER 31, 2004

                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with standards established by the Public Company
Accounting Oversight Board (United States). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Operating results for the six month period ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2005. For further information, refer to the audited annual consolidated financial statements and footnotes thereto for the year ended
December 31, 2004.

                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of  $(988,485)  for the six months  ended June 30, 2005 and when  combined  with prior year net losses raises  substantial  doubt as to the Company's  ability to
obtain  debt  and/or  equity  financing  and  achieve   profitable   operations.
Additionally,  on June 30, 2005 the Internal Revenue Service filed a federal tax lien  on the  Company  for  $87,816  which  raises  additional  doubt  as to the
Company's ability to obtain debt and/or equity finances.

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

                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net (loses):

                      Apr 1, 2005-    Apr 1, 2004-    Jan 1, 2005-    Jan 1, 2004-
                      Jun 30, 2005    Jun 30, 2004    Jun 30, 2005    Jun 30, 2004
                      ------------    ------------    ------------    ------------
Sales                 $    359,453    $    254,177    $    440,051    $    457,470
Gross Profit (Loss)        (34,447)           (982)        (35,091)              0
Net (Loss)                 (93,838)        (62,140)       (145,831)       (125,640)
CSMG's 1/3 (Loss)          (31,296)        (20,734)        (48,610)        (41,880)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - Second  Quarter of 2005 Compared to Second  Quarter
     ---------------------------------------------------------------------------
     of 2004
     -------

     We had $414 revenues in Q2 2005 and none in Q2 2004.

     Operating expenses decreased by $350,309 to $439,570 during Q2 2005 compared to $789,879 in Q2 2004. The decrease is attributable primarily to decreased financing fees.

     We had a loss from operations of $439,570 for Q2 2005 compared to a loss from operations of $789,879 for Q2 2004. The $350,309 reduction in loss is due primarily to a reduction in general and administrative expenses.

     We accrued a loss in Q2 2005 of $31,296 from our joint venture in Ukraine with United Engineering Company, as compared with a loss of $20,734 from this activity in Q2 2004.

     Our net loss for Q2 2005 was $470,853, or $0.03 a share, as compared with a net loss in Q2 2004 of $810,605 or $0.08 a share, a decrease attributable to decreased expenses.

     We were able to remain liquid during this quarter through (1) reduced spending, (2) a decrease in notes payable of $121,430, (3) an increase in accrued interest of $135,025, and (4) the sale of $213,044 of common stock under the Cornell Equity Line of Credit Agreement.

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

     We received $1,800,000 under a loan agreement with Cornell in July, August and December 2004 and January and March 2005 which is being repaid at the rate of $25,000 per week through the Cornell Equity Line of Credit Agreement. These funds are being used for operations of the parent and subsidiaries.

     As of June 30, 2005 we have sold 5,999,003 shares of common stock to Cornell Capital for $1,800,000 pursuant to the Equity Line of Credit. We have escrowed 8,556,000 shares with Cornell's escrow agent to use as repayment of current credit line balance and future credit line use.

     Interim  Results of  Operations - First Half of 2005 Compared to First Half
     ---------------------------------------------------------------------------
     of 2004
     -------

     We had $414 in revenues in the first half of 2005 and none in the first half of 2004.

     Operating expenses of $939,935 in the first half of 2005 were 91 percent of those of the first half of 2004 - $1,038,275. The decrease is primarily attributable to reduction in costs of financing expenses.

     We had an operating loss of $988,485 in the first half of 2005 as compared with an operating loss in the first half of 2004 of $1,080,144 - an 8.5 percent decrease attributable to decreased financing expenses.

         We recorded accrued losses of $48,610 in the first half of 2005 from our Ukraine joint venture operations in United Engineering Company, compared to an accrued loss of $41,880 in the first half of 2004.

     Taking into account our joint venture operations in Ukraine, we had a net loss of $988,485, or $0.07 a share in the first half of 2005 compared with a net loss of $1,080,144, or $0.10 a share, in the first half of 2004. Nevertheless, we feel that we are on the right course for the company, that our CO2 separator project and our human tissue bonding project both hold considerable promise for our company in 2005.

         Outlook
         -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     CO2 Separator. The status of our CO2 separator project in Chastang County, Alabama is that the installation was completed during March 2003. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. ("WMC", the operator of the landfill) ordered Resource Technology Corporation "RTC" (the holder of the gas ownership contract) off the landfill and contended that our CO2 separator equipment produces methane gas that fails to meet gas quality specifications and that, therefore, the agreement to buy the gas is terminated. This contention is now being litigated in RTC's chapter 11 reorganization proceeding. It is possible that our gas collection and conversion systems could be determined to be out of specifications thus necessitating installing upgrades estimated to cost between $200,000 and $300,000 to enable the equipment to meet the gas quality requirements. The company is negotiating with several industrial companies nearby the site that will not require pipeline quality gas for their usage. Currently the Company has a caretaker at the landfill to maintain the equipment. If additional funds are required to upgrade the system the possibility remains that the process will still not meet the Mobile Gas specifications and if so it will be necessary to move the equipment from the Chastang landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.

     Live Tissue Bonding. The status of our tissue bonding project is clouded somewhat by recent events. We have started the development of equipment from prototype model to a commercial model. The equipment bonds the soft biological tissue with a special miniature surgical tool. No glues, sutures, staples or other foreign matter are used. The process is best described as a welding process. The scar tissue is either minimal or non-existent. Tests conducted in Louisville, Kentucky by U.S. surgeons on rabbits' stomachs resulted in scar tissue only forty microns wide six months after surgery. It appears that the Ukraine scientists have developed a superior, all-purpose, seamless method of bonding soft biological tissues, which method is characterized by simple manipulation applicable to different surgical operations and the fast restoration of tissues without the formation of coarse scars. Apparently there is no need for prolonged special training of surgeons and surgical personnel.

     In 2002 we formed Live Tissue Connect, Inc., a Delaware corporation, through which we propose to develop our Tissue Bonding technology. We own 86 percent of Live Tissue Connect, Inc.

     We estimate that in excess of $2 million have been expended in developing the project and that $2.5 million of additional funds must be expended to bring this product to market. The first surgical equipment could be manufactured in the U.S. during the next 12 months now that the U.S. patent applications are approved and patents are issued.

     This project is still in the development stage, even though the Ukrainians have created a finished product in their special miniature surgical tool. Improvements in the tool are possible, and testing on live tissue of humans to U.S. testing standards is required. Approval of the process and equipment by the Federal Drug Administration is required.

     On March 8, 2005 our majority-owned subsidiary, Live Tissue Connect, Inc., entered into a Joint Development and Exclusive License Agreement with ConMed Corporation. On May 31, 2005 the agreement terminated by its terms. There was and is no material relationship between our company or its affiliates and ConMed Corporation other than in respect of the agreement.

     The Agreement provided for an exclusive world-wide product licensing and marketing agreement (subject to due diligence) with ConMed Corporation, Utica, N.Y. to bring Live Tissue Connect's patented platform live biological tissue bonding/welding technology to the United States and world markets.

     The agreement provided that if ConMed had not communicated to Live Tissue Connect ConMed's satisfaction with further due diligence review on or before May 31, 2005, then the Agreement would have no binding effect upon either party and both parties would thereupon be released from all liabilities hereunder.

     ConMed did not communicate, to Live Tissue Connect, ConMed's satisfaction with further due diligence review on or before May 31, 2005. So, the agreement terminated by its own provisions. No termination penalties were incurred by our company or its subsidiary, Live Tissue Connect.

     Anaerobic Farm Waste Project. With regard to our anaerobic farm waste project we have not been successful in developing contracts. We have met resistance from swine, dairy and poultry farmers in our efforts to sell our anaerobic farm waste plant, due to the long period of time required for small farms to recover the costs of the plant and due to falling producer prices in these industries.

     The company's future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the company to obtain needed additional capital, loss of personnel - particularly Chief Executive Officer Donald S. Robbins or other key executives as result of accident or for health reasons, interruptions in the supply of equipment from manufacturers of the equipment, the development of competing products by well-capitalized competitors, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company's products.

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

Item 3. Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

 Exhibit No.                                 Description
 ----------                                  -----------

    3               -    Amended  and  Restated  Articles  of  Incorporation  of
                         Consortium Service Management Group, Inc.*

    3.1             -    Bylaws of Consortium Service Management Group, Inc.*

   10               -    Founders' Agreement of United Engineering Company*

   10.1             -    Statutes (Bylaws) of United Engineering Company*

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

Dated:  August 15, 2005                  CONSORTIUM SERVICE MANAGEMENT
                                         GROUP, INC.



                                         By /s/ Donald S. Robbins
                                           ---------------------------
                                           Donald S. Robbins, President

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                         Commission File Number 0-27359


                              Index to Exhibits to
                              Form 10-QSB 06-30-05

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit No.                                 Description
----------                                  -----------

    3               -    Amended  and  Restated  Articles  of  Incorporation  of
                         Consortium Service Management Group, Inc.*

    3.1             -    Bylaws of Consortium Service Management Group, Inc.*

   10               -    Founders' Agreement of United Engineering Company*

   10.1             -    Statutes (Bylaws) of United Engineering Company*

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