Form 10QSB
period 2005-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2005-11-21
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     As of November 17, 2005, the Company had 26,056,072 shares of its $.001 par value common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls and Procedures                                              15

PART II - OTHER INFORMATION                                                   15

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Securities                                     16

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                            Page
                                                                            ----

         Consolidated Balance Sheets September 30, 2005 (Unaudited)
                  and December 31, 2004                                        4
         Consolidated Statement of Operations (Unaudited)
                  September 30, 2005                                           6
         Consolidated Statement of Cash Flows (Unaudited)
                  September 30, 2005                                           7
         Consolidated Statement of Stockholders' Equity (Unaudited)
                  January 1, 2005 - September 30, 2005                         8
         Notes to the Financial Statements                                     9

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           Unaudited
                                          Sep 30, 2005    Dec 31, 2004
                                          ------------    ------------

Current Assets
Cash                                      $       --      $     88,908
                                          ------------    ------------
              Total Current Assets                --            88,908


Fixed Assets
Furniture and Equipment                         61,409          61,409
Less Accumulated Depreciation                  (61,409)        (61,409)
                                          ------------    ------------
              Total Fixed Assets                  --              --


Other Assets
Investment - United Engineering Company        170,809         224,134
Investment - CO2 Equipment                   1,619,446       1,470,881
Less Accumulated Depreciation                 (175,533)        (96,735)
Deposits                                         2,300            --
CO2 Equipment Patent                             8,000           8,000
Tissue Bonding Patent                          513,372         379,040
Less Accumulated Amortization                  (52,390)        (30,514)
                                          ------------    ------------
              Total Other Assets          $  2,086,004    $  1,954,806


              Total Assets                $  2,086,004    $  2,043,714
                                          ============    ============




                  The accompanying notes are an integral part
                     of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                   LIABILITIES

                                                            Unaudited
                                                           Sep 30, 2005    Dec 31, 2004
                                                           ------------    ------------
Current Liabilities
Bank Overdraft                                             $      6,713    $       --
Accounts Payable                                                610,812         317,683
Interest Payable                                              1,069,717         698,602
Payroll Taxes Payable                                            93,893          79,390
Notes Payable to Stockholders                                 4,206,869       3,852,564
CO2 Equipment Payable                                           206,749         206,749
Fee Debenture Payable                                              --           126,000
                                                           ------------    ------------
              Total Current Liabilities                       6,194,753       5,280,988

Long Term Liabilities
Long Term Contract IAW                                          300,000         300,000
Fee Debenture Payable                                              --           149,000
                                                           ------------    ------------
              Total Long-Term Liabilities                       300,000         449,000

              Total Liabilities                               6,494,753       5,729,988

Minority Interest in Consolidated Subsidiary                    206,000         206,000


        STOCKHOLDERS' EQUITY

Common stock $.001 par value, 40,000,000 shares
 authorized; 26,389,406 shares issued, 17,807,707
 shares outstanding, 8,500,986 shares subscribed
 at September 30, 2005; and 16,517,580 shares issued,
 13,268,591 shares outstanding, 3,168,276 shares
 subscribed at December 31, 2004                                 26,389          16,518
Additional Paid in Capital                                    7,309,763       6,721,052
 Less - Common Stock Subscriptions Receivable                    (8,501)         (3,168)
Accumulated Other Comprehensive (Loss)                         (337,919)       (343,027)
Accumulated (Deficit)                                       (11,572,196)    (10,251,364)
Treasury Stock                                                  (32,285)        (32,285)
                                                           ------------    ------------
              Total Stockholders' Equity                     (4,614,749)     (3,892,274)


              Total Liabilities and Stockholders' Equity   $  2,086,004    $  2,043,714
                                                           ============    ============

                  The accompanying notes are an integral part
                     of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                                    Unaudited

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Jul 1, 2005-    Jul 1, 2004-    Jan 1, 2005-    Jan 1, 2004-
                                                        Sep 30, 2005    Sep 30, 2004    Sep 30, 2005    Sep 30, 2004
                                                        ----------------------------    ----------------------------
Revenues                                                $       --      $       --      $        414    $       --

General and Administrative Expenses                          322,514         485,568       1,141,678       1,443,168
Funded R & D                                                    --
Cost of Funded R & D                                             210          84,799         121,195         165,473
Net R & D Cost                                                   210          84,799         121,195         165,473
                                                        ----------------------------    ----------------------------
            Operating (Loss)                                (322,724)       (570,367)     (1,262,459)     (1,608,641)

Interest Income                                                 --               119              60             130
Interest in Income (Loss) of Unconsolidated Companies         (9,823)         21,580         (58,433)        (20,300)
                                                        ----------------------------    ----------------------------
            (Loss) from Continuing Operations               (332,547)       (548,668)     (1,320,832)     (1,628,811)

Income Taxes                                                    --              --              --              --
            Net (Loss)                                  $   (332,547)   $   (548,668)   $ (1,320,832)   $ (1,628,811)
                                                        ============================    ============================

Net (Loss) Per Share Common Stock                              (0.02)          (0.04)          (0.08)          (0.14)
Weighted Average Common Shares Outstanding                15,592,685      12,764,890      17,185,574      11,589,765




Basic and diluted earnings (loss) per share are the same. The corporation is reporting a net loss for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.




                  The accompanying notes are an integral part
                     of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                                    Unaudited

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Jan 1, 2005-    Jan 1, 2004-
                                                                    Sep 30, 2005    Sep 30, 2004
                                                                    ------------    ------------
Cash Flows from Operating Activities
------------------------------------
Net (Loss)                                                          $ (1,320,832)   $ (1,628,811)
Equity Loss from Investee                                                 58,433          20,300
Depreciation and Amortization                                            100,674          82,576
Pay Fee Debenture                                                        126,000         320,000
Services and Interest for Common Stock                                     6,500         244,089
Increase (Decrease) Current Liabilities                                   57,103        (130,423)
Increase Accrued Interest                                                371,114         317,899
                                                                    ------------    ------------
              Net Cash provided by (used in) Operating Activities       (601,008)       (774,370)


Cash Flows from Investing Activities
------------------------------------
Deposits                                                                  (2,300)           --
Purchase Equipment and Patent                                           (282,896)       (102,386)
                                                                    ------------    ------------
              Net Cash (used in) Investing Activities                   (285,196)       (102,386)


Cash Flows from Financing Activities
------------------------------------
Bank Overdraft                                                             6,713            --
Increase Notes Payable                                                   205,305         637,591
Increase Stock Issue                                                     585,278         355,613
                                                                    ------------    ------------
              Net Cash provided by Financing Activities                  797,296         993,204


Net Increase (Decrease) in Cash and Cash Equivalents                     (88,908)        116,448

Cash and Cash Equivalents at Beginning of Period                          88,908          13,118
                                                                    ------------    ------------
Cash and Cash Equivalents at End of Period                          $       --      $    129,566
                                                                    ============    ============

                  The accompanying notes are an integral part
                     of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                                    Unaudited

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      JANUARY 1, 2005 - SEPTEMBER 30, 2005



                                                                         Additional
                                       No. Common           Par            Paid In            Stock
Description                           Shares (Ea.)         Value           Capital         Subscribed
------------------------------------------------------------------------------------------------------
Balance January 1, 2005                 16,517,580    $       16,518   $    6,721,052   $       (3,168)
Common Stock Sold                        3,056,603             3,057          582,221             --
Common Stock Issued for Services            10,000                10            6,490             --
Common Stock Issued for Interest              --                --               --               --
Common Stock Issued for Notes                 --                --               --               --
Common Stock Escrowed/Subscribed         6,805,223             6,804             --             (5,333)
Net (Loss)                                    --                --               --               --
Other Comprehensive Income (Loss)             --                --               --               --
Foreign Exchange Gain (Loss)                  --                --               --               --
------------------------------------------------------------------------------------------------------
Balance Sep 30, 2005                    26,389,406    $       26,389   $    7,309,763   $       (8,501)
                                      ================================================================
Treasury Shares                            (80,713)
Shares Subscribed                       (8,500,986)
                                      ------------
Shares Outstanding                      17,807,707
                                      ============


                                        Accumulated
                                           Other
                                       Comprehensive      Accumulated        Treasury
Description                            Income (Loss)        Deficit            Stock             Total
----------------------------------------------------------------------------------------------------------
Balance January 1, 2005               $     (343,027)   $  (10,251,364)   $      (32,285)   $   (3,892,274)
Common Stock Sold                               --                --             585,278
Common Stock Issued for Services                --                --               6,500
Common Stock Issued for Interest                --                --                --                --
Common Stock Issued for Notes                   --                --                --                --
Common Stock Escrowed/Subscribed                --                --                --               1,471
Net (Loss)                                      --          (1,320,832)             --          (1,320,832)
Other Comprehensive Income (Loss)               --                --                --                --
Foreign Exchange Gain (Loss)                   5,108              --                --               5,108
----------------------------------------------------------------------------------------------------------
Balance Sep 30, 2005                  $     (337,919)   $  (11,572,196)   $      (32,285)   $   (4,614,749)
                                      ====================================================================

                  The accompanying notes are an integral part
                     of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2005, DECEMBER 31, 2004

                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with standards established by the Public Company Accounting Oversight Board (United States). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of ($1,320,832) for the nine months ended September 30, 2005 and when combined with prior year net losses raises doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations. Additionally, during the third quarter 2005 the Internal Revenue Service filed a federal tax lien on the Company for $93,217.

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

The Company's ability to continue as a going concern also involves the carbon dioxide separator equipment which is currently inactive due to litigation between the prior gas owner and the landfill operator. CSMG was not a party to this litigation but reached agreement with the prior landfill gas owner's bankruptcy trustee in February of 2005. The agreement was appealed by one of prior gas owner's insider creditors causing additional delays. The technical problems as stated in Note 1 under Significant Accounting Policies on the December 31, 2004 audited annual consolidated financial statements relates to the national pipeline gas specification standard of .2% oxygen and a total of 3.0% CO2, oxygen and nitrogen. Other gases such as nitrogen and oxygen in a landfill project is a function of managing the gas gathering system to reduce the inflow of air. Although the company has the technology to manufacture the additional nitrogen and oxygen removal systems to meet these specifications at a cost of $200,000 to $300,000, the Company is currently negotiating with three large industrial plants within seven (7) miles of the Chastang location that do not need national pipeline quality gas and only require 83% and above methane purity to fire boilers. This eliminates the immediate need for the additional oxygen and nitrogen removal equipment at the Chastang plant. It should be noted that there are a number of landfill gas to customer projects that deliver only 50% and above methane purity that never reach the level of purity that the Company's CO2 separator reaches without the additional nitrogen and oxygen removal systems. Additionally, the Company's CO2 separator has an efficiency rating of processing and delivering over 97% of methane that enters the CO2 separator system. This compares with 80% to 85% efficiency rating for other CO2 separation systems. The technology has been successfully installed on similar equipment in Eastern Europe and with management continually monitoring the CO2 project the equipment is being carried at its original cost less normal depreciation with projected cash flows still considered adequate to recover the net book value including upgrades if the equipment becomes operational. The resolution of the above mentioned issues is necessary for the Company to continue as a going concern.

                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net (loses):

                      Jul 1, 2005-   Jul 1, 2004-  Jan 1, 2005-   Jan 1, 2004-
                      Sep 30, 2005   Sep 30, 2004  Sep 30, 2005   Sep 30, 2004
                      ------------   ------------  ------------   ------------
Sales                 $    187,349   $    290,108  $    627,400   $    747,528
Gross Profit (Loss)         25,604        117,960        (9,478)       117,960
Net (Loss)                 (29,469)        64,740      (175,300)       (60,900)
CSMG's 1/3 (Loss)           (9,823)        21,580       (58,433)       (20,300)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of  Operations - Third Quarter of 2005 Compared to Third Quarter of
     ---------------------------------------------------------------------------
     2004
     ----

     We had no revenues either for Q3 2005 or Q3 2004.

     Operating expenses decreased by $247,643 to $322,724 during Q3 2005 compared to $570,367 in Q3 2004. The decrease is attributable primarily to costs attributed to reduced financing fees, tissue welding expense, and CO2 separator expense.

     We had a loss from operations of $322,724 for Q3 2005 compared to an operating loss of $570,367 for Q3 2004. The decrease is due to a decrease in operating expenses.

     We accrued a loss in Q3 2005 of $9,823 from our joint venture in Ukraine with United Engineering Company, as compared with an accrued gain of $21,580 from this activity in Q3 2004. The decrease of $31,403 is attributed to reduced sales by United Engineering Company. See Note 3 to the financial statements.

     Our net loss for Q3 2005 was $332,547, or $0.02 a share, as compared with a net loss in Q3 2004 of $548,668, or $0.04 a share, a decrease attributable to decreased expenses.

     We were able to remain liquid during this quarter through (1) funding from our Cornell Capital Standby Equity Distribution Agreement and (2) an increase of $205,305 in our Notes Payable.

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

     We received $1,800,000 under a loan agreement with Cornell in July, August and December 2004 and January and March 2005 which is being repaid at the rate of $20,000 per week through the Cornell Equity Line of Credit Agreement. These funds were used for operations of the parent and subsidiaries.

     As of September 30, 2005 we have sold 6,420,056 shares of common stock to Cornell Capital for $1,800,000 pursuant to the Equity Line of Credit. We have escrowed 6,805,223 shares with Cornell's escrow agent to use as repayment of current credit line balance and future credit line use.

     Results of  Operations  - First Nine Months of 2005  Compared to First Nine
     ---------------------------------------------------------------------------
     Months of 2004
     --------------

     We had revenues of only $414 during the nine months ended September 30, 2005 and no revenues in the first nine months of 2004.

     Operating expenses of $1,262,459 in the first nine months of 2005 were 78 percent of those of the first nine months of 2004 - $1,608,641. The decrease of $346,182 is primarily attributable to financing fees, and lowered expenses in the tissue welding and CO2 projects.

     We had an operating loss of $1,262,459 in the first nine months of 2005 as compared with an operating loss in the first nine months of 2004 of $1,608,641 - a 22 percent decrease attributable to financing fees, and lowered expenses in the tissue welding and CO2 projects.

     We recorded accrued losses of $58,433 in the first nine months of 2005 from our Ukraine joint venture operations in United Engineering Company, compared to an accrued loss of $20,300 in the first nine months of 2004. This increase of $38,133 in loss is attributed to lower sales by United Engineering Company. See
Note 3 to the financial statements.

     Taking into account our joint venture operations in Ukraine, we had a net loss of $1,320,832, or $0.08 a share in the first nine months of 2005 compared with a net loss of $1,628,811, or $0.14 a share, in the first nine months of 2004. Nevertheless, we feel that we are on the right course for the company, that our CO2 separator project and our human tissue bonding/welding project still hold considerable promise for our company in 2005.

     Overview
     --------

     CO2 Separator. The status of our CO2 separator project in Chastang County, Alabama is that the installation was completed during March 2003. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. ("WMC", the operator of the landfill) ordered Resource Technology Corporation "RTC" (the holder of the gas ownership contract) off the landfill and contended that our CO2 separator equipment produces methane gas that fails to meet gas quality specifications and that, therefore, the agreement to buy the gas is terminated. This contention was resolved in the RTC's chapter 11 reorganization proceeding and CSMG has executed a contract with WMC. It is possible that our gas collection and conversion systems could be determined to be out of specifications for national pipeline specifications thus necessitating installing upgrades estimated to cost between $200,000 and $300,000 to enable the equipment to meet the gas quality requirements. This relates to the national pipeline gas specification standard of .2% oxygen and a total of 3.0% CO2, oxygen and nitrogen. The presence of other gases such as nitrogen and oxygen in a landfill project is a function of managing the gas gathering system to reduce the inflow of air. Although the company has the technology to manufacture the additional nitrogen and oxygen removal systems to meet these specifications at a cost of $200,000 to $300,000, the Company is currently negotiating with three large industrial plants within seven miles of the Chastang location that do not need national pipeline quality gas and only require 83% and above methane purity to fire boilers. This eliminates the immediate need for the additional oxygen and nitrogen removal equipment at the Chastang plant. It should be noted that there are a number of landfill gas to customer projects that deliver only 50% and above methane purity that never reach the level of purity that the Company's CO2 separator reaches without the additional nitrogen and oxygen removal systems. Additionally, the Company's CO2 separator has an efficiency rating of processing and delivering over 97% of methane that enters the CO2 separator system. This compares with 80% to 85% efficiency rating for other CO2 separation systems. Currently the Company has a caretaker at the landfill to maintain the equipment. If additional funds are required to upgrade the system the possibility remains that the process will still not meet the Mobile Gas specifications and if so it will be necessary to move the equipment from the Chastang landfill. Should this occur it is unclear if any future carbon dioxide projects will be possible and if so the continued existence of the Company will depend on live tissue bonding and anaerobic farm waste technology sales.

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

Item 3.  Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management believes internal controls are as good as practical given the limited resources of the company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     We were sued on February 10, 2005 by Banco Panamericano, Inc. in the Circuit Court of Cook County, Illinois, Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech, LLC, Case No. 2005L001614. The complaint alleges that we entered into a short-term promissory note dated February 15, 2002 ("the Note") by which we borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleges that the Note was secured by all of our equipment, inventory, accounts, general intangibles and other properties. The complaint alleges that the Note is in default and that we owe Banco Panamericano $514,920 as of February 9, 2005.

     We allege as follows with regard to the allegations of Banco Panamericano:


o Banco Panamericano is not a bank but a Nebraska corporation that is affiliated with Resource Technologies Corporation ("RTC"), a company that is a debtor in a federal chapter 11 reorganization case.

o We and RTC had entered into a contract ("the Contract") whereby we would provide equipment ("the Equipment"), at our cost, to filter landfill gas from a landfill operated by RTC located in Alabama so as to provide marketable methane gas. Among RTC's obligations under the Contract was a commitment to provide a pipeline hookup to the purchaser of the gas. We and RTC would share in the proceeds from the sale of the methane gas.

o We lacked the funds to perform our obligations under the Contract. RTC got its affiliate, Banco Panamericano, to agree to lend CSMG $203,800 to enable us to meet these obligations. It was understood by us, RTC and Banco
     Panamericano that CSMG would liquidate the Note from its share of the proceeds of sale of the methane gas.

o    We installed the Equipment.  But RTC never performed its obligations  under the  Contract.  No monies were ever advanced by Banco  Panamericano  to us;
     rather,  funds  were  allegedly  advanced  by  Banco  Panamericano  to  its affiliate, RTC, while RTC was in bankruptcy proceedings - ostensibly to pay expenses  incurred  by CSMG in  installing  its  Equipment  pursuant to its
     Contract with RTC.  However,  many of such creditors were not paid and many checks issued by RTC were  ultimately  dishonored,  all to the injury of us
     and  contrary  to  the  terms  of  the  agreement   between  us  and  Banco
     Panamericano.

     We believe that we, not the plaintiff, are the injured party and that this litigation properly belongs in RTC's chapter 11 proceedings in the federal bankruptcy court. We are taking court action to remove the case to the bankruptcy court and to seek damages against RTC and its affiliate, Banco
Panamericano. The case has been moved from the Circuit Court of Cook County, Illinois to the United States District Court, Eastern Division for the Northern
District  of  Illinois.  The matter  remains  pending  before the United  States
District Court which will rule before December 15, 2005.

Item 2.  Unregistered Sales of Equity Securities

     Set forth below are the sales of our common stock since July 1, 2005 in transactions exempt from registration pursuant to the provisions of Regulation
D, Rule 506

          ---------- ------------------------------------ ---------- ----------- ---------------
                                                          No. of     Price       Type of
          Date       Person                               Shares     Per Share   Consideration
          ---------- ------------------------------------ ---------- ----------- ---------------
          08-30-05   John B. Sohocki, II and Deborah M.   100,000    $0.06       Cash
                     Sohocki, tenants in common
          ---------- ------------------------------------ ---------- ----------- ---------------
          08-30-05   Robert Machen                        183,333    $0.06       Cash
          ---------- ------------------------------------ ---------- ----------- ---------------
          08-30-05   Don Early                              83,333   $0.06       Cash
          ---------- ------------------------------------ ---------- ----------- ---------------
          08-30-05   Charles Schoen                       250,000    $0.06       Cash
          ---------- ------------------------------------ ---------- ----------- ---------------
          08-30-05   John Durham                          100,000    $0.06       Cash
          ---------- ------------------------------------ ---------- ----------- ---------------

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

Dated:  November 21, 2005                          CONSORTIUM SERVICE MANAGEMENT
                                                              GROUP, INC.



                                                By: /s/ Donald S. Robbins
                                                   -----------------------------
                                                   Donald S. Robbins, President