Form 10QSB/A
period 2005-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2005-11-22
CIK 1015002

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                            Page
                                                                            ----


         Consolidated Balance Sheets September 30, 2005 (Unaudited)
                  and December 31, 2004                                        4
         Consolidated Statement of Operations (Unaudited)
                  September 30, 2005 and 2004                                  6
         Consolidated Statement of Cash Flows (Unaudited)
                  September 30, 2005 and 2004                                  7
         Consolidated Statement of Stockholders' Equity (Unaudited)
                  January 1, 2005 - September 30, 2005                         8
         Notes to the Financial Statements                                     9

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
                                      ============



                                        Accumulated
                                           Other
                                       Comprehensive      Accumulated        Treasury
Description                            Income (Loss)        Deficit            Stock             Total
----------------------------------------------------------------------------------------------------------
Balance January 1, 2005               $     (343,027)   $  (10,251,364)   $      (32,285)   $   (3,892,274)
Common Stock Sold                               --                --                --             585,278
Common Stock Issued for Services                --                --                --               6,500
Common Stock Issued for Interest                --                --                --                --
Common Stock Issued for Notes                   --                --                --                --
Common Stock Escrowed/Subscribed                --                --                --               1,471
Net (Loss)                                      --          (1,320,832)             --          (1,320,832)
Other Comprehensive Income (Loss)               --                --                --                --
Foreign Exchange Gain (Loss)                   5,108              --                --               5,108
----------------------------------------------------------------------------------------------------------
Balance Sep 30, 2005                  $     (337,919)   $  (11,572,196)   $      (32,285)   $   (4,614,749)
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

Dated:  November 22, 2005                          CONSORTIUM SERVICE MANAGEMENT
                                                              GROUP, INC.



                                                By: /s/ Donald S. Robbins
                                                   -----------------------------
                                                   Donald S. Robbins, President