Form 10KSB
period 2005-12-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2006-04-07
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                1934 For the fiscal year ended December 31, 2005

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

                   501 North Shoreline Drive, Suite 701 North
                            Corpus Christi, TX 78471
                                  361-887-7546
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $414

State the aggregate market value of the 21,968,396 voting and non-voting common equity held by non-affiliates computed by reference to the $0.39 average bid and asked price of such common equity, as of March 28, 2006: $8,567,674.

As of March 21, 2006, there were 28,291,322 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business   ........................................    1
         Business Development      ........................................    1
         Business of the Company   ........................................    3
         Raw Materials, Suppliers and Manufacturing .......................    5
         Distribution Methods      ........................................    6
         Competition               ........................................    6
         Patents, Trademarks and Licenses .................................    6
         Government Approval and Regulations ..............................    7
         Research and Development  ........................................    7
         Cost of Compliance with Environmental Laws .......................    7
         Seasonality               ........................................    7
         Employees                 ........................................    7

Item 2   Description of Property   ........................................    7

Item 3   Legal Proceedings         ........................................    7

Item 4   Submission of Matters to a Vote of Security Holders ..............    9

Item 5   Market for Common Equity and Related Stockholder Matters .........    9

Item 6   Management's Discussion and Analysis .............................   11
         Sales                     ........................................   11
         Selling, General and Administrative Expenses .....................   11
         Net Loss                  ........................................   11
         Liquidity and Capital Resources ..................................   11
         Outlook                   ........................................   11
         Off-Balance Sheet Arrangements ...................................   12
         Contractual obligations   ........................................   13

Item 7   Financial Statements      ........................................   13

Item 8   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure ......................................   30

Item 8A  Controls and Procedures   ........................................   30

Item 8B  Other Information         ........................................   30

Item 9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act .............   30

         Compliance with Section 16(a) of the Exchange Act ................   32
         Audit Committee and Audit Committee Financial Expert .............   33
         Code of Ethics            ........................................   33

Item 10  Executive Compensation    ........................................   33
         Stock Options             ........................................   34
         Employment Contracts      ........................................   34

Item 11  Security Ownership of Certain Beneficial Owners
            and Management   ..............................................   34

Item 12  Certain Relationships and Related Transactions ...................   35

Item 13  Exhibits                  ........................................   36

Item 14  Principal Accountant Fees and Services ...........................   39

Signatures                         ........................................   41

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.
---------------------

         We were incorporated on November 17, 1992 in the State of Texas. We conduct our business from our headquarters in Corpus Christi, Texas; from offices in Atlanta, Georgia, Alexandria, Virginia; and from offices in Kiev, Ukraine. We first had revenues from operations in 1995. We are a technology management company that finances, owns, develops, patents, manages, licenses and markets innovative technologies.

         We have a formal relationship with several prestigious organizations in Ukraine. They have, as their stockholders or members, many of Ukraine's leading scientists, engineers and technicians.

         We believe we are unique in our business mission. We have developed and own technologies that we have brought to the U.S. and other developed countries that were invented by the scientists and engineers of Ukraine. Included in these technologies and independent of other Ukraine business interests are -

         o our platform, medical, Live Biological Tissue Bonding technology, which bonds human tissue without the use of sutures, staples, sealants or glues. More than 5,000 successful human surgeries have been performed using more than 70 types of procedures in clinical trials in Ukraine using more than 30 different types of surgical procedures,

         o the 390,000-pound proprietary Landfill Gas Purification System, installed at a municipal waste landfill in Chastang, Alabama, that processes raw landfill gas to pipeline quality, and

         o the environmentally friendly, large-farm, Anaerobic Animal Waste Processing System.

         We are the largest shareholder and foreign investor in "United Engineering Closed Joint Stock Company with Foreign Investment," a successful Ukraine private engineering company we organized in 1994. The Ukraine company's name is United Engineering Company ("UEC"). It is called a "joint stock company with a foreign investor." The foreign investor is us. UEC is authorized by Ukraine law, among other things, to perform classified and secret construction works related to the national security of Ukraine.

         We own 33-1/3 percent of the Ukraine company, 33-1/3 is owned by key UEC executive employees and members of the Supervisory Council and 33-1/3 percent is owned by several Ukraine companies or organizations.

         After identifying state-of-the-art technologies that appear to have strong commercial application, we frequently finance the costs of research and development, patent applications, manufacturing, and market distribution, under the condition that we own these technologies and all patents. Our Live Tissue Bonding and CO2 Separator Projects are such projects.

         Our share of the initial start-up costs of UEC have been written off, and the UEC December 31, 2004 investment account of $224,134 represents one-third of the net book value of the company using U.S. GAAP. When profits occur, UEC pays us a 10 percent dividend the following year prorated on our percentage of the ownership. The remaining 90 percent is reinvested by UEC to avoid borrowing funds from Ukraine banks at interest rates that have ranged between 35 percent to 190 percent.

         The economic laws in Ukraine change often, and our offices deal with the changing laws on a weekly basis. In Ukraine and throughout the former Soviet Union there is constant change in the economic conditions as well as high inflation. We have seen bank loan interest rates fluctuate from a high of 190 percent per annum to a low of 35 percent per annum. We and the Ukraine shareholders in UEC reinvest the majority of our profits to avoid paying these high loan rates.

         UEC has experienced hyperinflation during some years. This has been neutralized somewhat as a result of the UEC contracts being negotiated in U.S. dollars and UEC's having been able to take advantage of the exchange rate fluctuations. Once the U.S. funds are received by UEC and converted to Hryvna, the exchange rate works against us, as the amount of profit and dividends is adjusted to the December 31 currency exchange rate. The primary step taken to offset the currency exchange problem and inflation problem is for UEC to hold the U.S. currency as long as possible before converting to Hryvna. UEC has also invested in a number of inflation sensitive assets that it uses in day-to-day operations, such as ownership of its offices in Kiev, Dneipropetrovsk and Pervomaysk. Other difficulties such as language barrier and local customs have been solved by hiring quality Ukrainian, bi-lingual, English-speaking staff and training them to meet our standard and expectations of doing business.

         There are no restrictions related to our investment in UEC including restrictions on its ability to declare and record dividends.

         Inside Ukraine, we have assisted UEC in its negotiation of contracts for the dismantling of the Ukraine nuclear and non-nuclear missiles, silos, and related equipment. This dismantling was required by the treaty known as START and will be paid for by the U.S. and other western countries. The Ukraine members of UEC designed, built and commanded these missiles and silos, are logical organizations to dismantle them, and are expected to receive a substantial portion of the contracts to dismantle them.

         Since 1995 UEC has completed contracts with U.S. contractors for more than $6.0 million with respect to ICBM dismantlement in Ukraine and for more than DM4.7 million in contracts with the German Government and German contractors for new methods of dismantling ICBM silos. The START treaty work was completed by the end of 2002.

         Working through the Ukraine Academy of Sciences and the E.O. Paton Institute of Electric Welding, we have successfully negotiated technology transfer agreements for the Live Tissue Bonding Equipment Project and the Carbon Dioxide Separator Project set forth below.

Business of the Company
-----------------------

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

         E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding "IAW" filed U.S. and international patent applications on the process in February 1997. Two U.S. and one Australian patents have been issued. A European patent has been approved and is in the process of being issued, but no other patents have been issued. We own the technology and have been assigned the exclusive world rights of the patents - should they be issued. See Exhibit 10.3 filed as part of our Form 10-SB.

         Until the end of 2005 all surgeries were performed using prototype equipment in the Ukraine hospitals during clinical trials. IAW has received approval from the Ukraine Ministry of Health to commercialize the tissue bonding products in Ukraine. In late 2005 our Ukraine partner received its first commercial order from the Ministry of Health in Ukraine for 10 tissue welding sets of surgical equipment. We will not participate in the revenues of this sale but will benefit from the additional funding into the tissue welding project development.

         We have begun the process for FDA discovery and developing the regulatory and commercial equipment models for submission to FDA. We have engaged U.S. regulatory and equipment consultants to assist in this process.

         To date we have submitted no applications, requests or testing results to the Federal Drug Administration but plan to during the next 12 months. We have not marketed the bonding equipment in Ukraine or any other non-U.S. country but we plan to market the commercial equipment once regulatory approval is received. We have continued our plans to manufacture prototypes in Ukraine and are continuing clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. To date we have completed more than 5,000 successful human surgeries and more than 70 procedure types at 10 Ukraine hospitals. We are currently negotiating with a group of private investors and international medical device companies, who are familiar with our company's need additional development funds.

         In 2002 we formed Live Tissue Connect, Inc., a Delaware corporation, through which we will develop our Tissue Bonding technology. We own 86 percent of Live Tissue Connect, Inc.

         We estimate that in excess of $3.5 million have been expended in developing the project and that $3.0 million of additional funds must be expended to bring this product to market. On March 8, 2005 Live Tissue Connect executed an agreement with ConMed Corporation of Utica, New York pursuant to which ConMed was granted exclusive worldwide product licensing and marketing rights to bring our patented, platform, life-biological tissue bonding and welding technology to the U.S. and world markets. The agreement expired on May 31, 2005 without action by ConMed or us. Until now we have used a universal power source that performs types of procedures. We are now developing power sources designated for specific types of procedures to enable us to license different procedure types to different medical device distribution companies. The first tested power source prototype of this specific procedure is for duct and vessel sealing and will be completed early in the second quarter 2006. The second prototype for end-to-end, end-to-side or keyhole reconnection of intestines will be completed at the end of the second quarter 2006. We plan to begin U.S. FDA and European CE Mark filings during the fourth quarter 2006. U.S. and Australian patents have been issued, and European patent applications are approved and are in the process of being issued. Other international patent applications have been filed.

         We successfully demonstrated live tissue welding on porcine models in demonstrations during May, June and September of 2004 for the medical community in Louisville, Kentucky, New York, Massachusetts and Ohio.

         This project is still in the development stage, even though the Ukrainians have created a finished prototype product and a line of more that 60 surgical instruments. Improvements in the instruments are possible, and testing on live tissue of humans to U.S. testing standards may be required for some procedures. Approval of the process and equipment by the Federal Drug Administration is required. We anticipate that some applications of the technology will be approved by the F.D.A. by 2007 and that full approval will follow by 2008.

         Additionally, in 2006 we will be marketing the equipment in several countries that recognize the Ukraine Ministry of Health approval.

         Anaerobic Farm-Waste Disposal Equipment. We have not found this product to be marketable and are considering discontinuance of the product. In January 2006 we closed the Oklahoma City Anaerobic Farm Waste location and moved the project to be under the direction of the Corpus Christi office.

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

         The status of our CO2 separator project in Chastang County, Alabama is that the installation was completed during March 2003. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. ("WMI", the operator of the landfill) ordered Resource Technology Corporation "RTC" (the holder of the gas ownership contract) off the landfill and contended that our CO2 separator equipment produces methane gas that fails to meet gas quality specifications and that, therefore, the agreement to buy the gas is terminated. This contention was litigated in RTC's chapter 11 reorganization proceeding. During the court proceedings in February 2006 the company learned that RTC had erroneously misstated to WMI that the equipment was fully operational and processing the landfill gas into commercially usable gas after March 2003. In fact, CSMG had refused to bring the Ukraine start-up team back to the Chastang landfill until RTC properly replaced leaking well heads and closed other air leaks in the raw landfill gas collection system. During March 2003 the company made two tests of the processed raw landfill gas during a 30-minute period to evaluate the effectiveness of the CO2 removal equipment at the site for removing CO2 from the landfill gas. At the time of testing RTC had not adjusted the well heads to stop air leakage into the system. The raw gas specifications were 43% CH4 - 42% CO2 and 15% O2 and N combined. Test 1 of the processed gas showed CO2 to be at a 3.33% level and test 2 after minor equipment adjustments showed CO2 at a 2.5% level. The CO2 separator removes CO2 but not O2 and N. O2 and N control is a function of tuning or managing the gas collection system. CSMG has the additional technology to remove the N and O2 if such equipment is necessary. In May 2003 CSMG brought the Ukraine team to Chastang after the collection system had been repaired, but WMI filed for contract breach against RTC after learning of the misstatement.

         On December 16, 2004 we entered into a contract with WMI to operate the CO2 separator at Chastang, Alabama. The agreement was approved in February 2005 by the RTC trustee and the U.S. Bankruptcy Court; however, the settlement agreement was appealed by RTC insider creditors and on January 11, 2006 the appeals court refused to hear the appeal.

         We signed a contract with DuPont on February 14, 2006 to provide up to 500,000 MM BTU a year of commercial quality gas to their plant outside Mobile, Alabama. The gas does not need to meet national gas pipeline quality specifications to fulfill the DuPont contract, but based on current raw gas analysis we believe the gas produced will be well above the required contractual specification. We are currently negotiating with pipeline companies for installation of a 6.2-mile pipeline.

         Raw Materials, Suppliers and Manufacturing
         ------------------------------------------

         In March 2005 we signed an exclusive, worldwide product licensing and marketing agreement with ConMed Corporation of Utica, New York for it to design and manufacture hand instruments for our issue bonding equipment and to sell, distribute and service the instruments worldwide. Neither ConMed nor we acted on the agreement by its expiration date, and it expired.

         The carbon dioxide separator plants will be manufactured in Sumy, Ukraine by Sumy Frunze, again at a cost less than what it would cost in the U.S.

         Distribution Methods
         --------------------

         We will manufacture the tissue welding units in Eastern Europe for the Eastern Europe, China, and India markets. U.S. and European regulatory prototypes and equipment for these markets will be manufactured in the U.S. or Europe.

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

         Patents, Trademarks and Licenses
         --------------------------------

         The live tissue bonding equipment is the subject of patents and patent applications filed by the Ukraine inventor in the Ukraine, the U.S., and other countries. The patents and the patent applications for the U.S., the European Patent Convention, Australia, Russia, Ukraine, China, India, Canada and Japan have been assigned to us. Two U.S. and one Australian patents have been issued. One European patent has been approved and we are waiting issue. We are advised by our patent attorneys that another U.S. patent has been approved, and we are waiting for the patent to issue.

         The CO2 separator equipment U.S. patent has been issued.

         We own the CO2 separator patented technology, equipment and all world rights. We will pay a five percent royalty to the Ukrainians when the equipment is installed and fully operational based on the adjusted retail price of the equipment.

         Government Approval and Regulations
         -----------------------------------

         The live tissue bonding equipment must obtain the approval of the Federal Drug Administration before it can be sold to be used on humans in the U.S.

         CO2 separator plants require no governmental approval before being placed into use, but the results of their usage are subject to the oversight authority of the Environmental Protection Agency.

         Research and Development
         ------------------------

         During 2005, we expended $133,105 on research and development. During 2004, we expended $454,190 on research and development.

         Cost of Compliance with Environmental Laws
         ------------------------------------------

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease office space in the following cities as follows:

                                 Approximate        Monthly       Term of
                                 Square Feet        Rental         Lease
                                 -----------        ------        -------
         Corpus Christi, TX        1,000            $1,099        3 years
         Kiev, Ukraine                800           $1,200        Month-to-Month

ITEM 3.  LEGAL PROCEEDINGS.

         The  registrant  ("CSMG")  was  sued on  February  10,  2005  by  Banco
Panamericano, Inc. in the Circuit Court of Cook County, Illinois Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech LLC, Case No.2005L001514. The complaint alleges that CSMG entered into a short-term promissory note dated February 15, 2002 ("the Note") by which CSMG borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleges that the Note was secured by all of CSMG's equipment, inventory, accounts, general intangibles and other properties. The complaint alleges that the Note is in default and that CSMG owed Banco Panamericano $514,920 as of February 9, 2005.

         CSMG  alleges  as  follows  with  regard  to the  allegations  of Banco
Panamericano:

         o        Banco  Panamericano  is not a bank but a Nebraska  corporation that is affiliated with Resource Technologies Corporation ("RTC"), a company that is a debtor in a federal chapter 11 reorganization case.
         o CSMG and RTC had entered into a contract ("the Contract") whereby CSMG would provide equipment ("The Equipment"), at CSMG's cost, to filter landfill gas from a landfill operated by RTC located in Alabama so as to provide marketable methane gas. Among RTC's obligations under the Contract was a commitment to provide a pipeline hookup to the purchaser of the gas. CSMG and RTC would share in the proceeds from the sale of the methane gas.
         o CSMG lacked the funds to perform its obligations under the Contract. RTC got its affiliate, Banco Panamericano, to agree to lend CSMG $203,800 to enable CSMG to meet these obligations. It was understood by CSMG, RTC and Banco Panamericano that CSMG would liquidate the Note from its share of the proceeds of sale of the methane gas.
         o CSMG installed the Equipment. But RTC never performed its obligations under the Contract. And Banco Panamericano never loaned any funds to CSMG. Rather, Banco Panamericano advised
                  CSMG, from time to time, that CSMG had incurred several indistinctly-described financial obligations to RTC and that Banco Panamericano had advanced the funds subject to the Note to its affiliate, RTC, to cover such obligations. Such allegations of CSMG indebtedness to RTC were not true.
         o The intention of RTC and Banco Panamericano from the beginning was to get CSMG to execute the Note - secured by the Equipment, to cause the Note to go into default, and to obtain title to the Equipment through the rights of a secured creditor.

         CSMG believes that it, not the plaintiff, is the injured party and that this litigation properly belongs in RTC's chapter 11 proceedings in the federal bankruptcy court.

         On March 2, 2005, the case was removed from the Circuit Court of Cook County, Illinois to the Federal District Court for the Northern District of Illinois. CSMG filed its Motion to have the proceeding referred to the United States Bankruptcy Court for the Northern District of Illinois where the bankruptcy proceeding of RTC continues to pend. The Federal District Court referred the proceeding to the United States Bankruptcy Court on December 6, 2005.

         The registrant ("CSMG") was sued on September 6, 2005 by Nature Coast Collections, Inc. in the Circuit Court for Hillsborough County, Florida, Nature Coast Collections, Inc. v. Consortium Service Management Group, Inc., Donald S. Robbins and Gordon W. Allison, Case No. 05-7894. The complaint alleges that

Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, ltd., a Costa Rican entity, of four promissory notes executed by CSMG, Donald S. Robbins, as guarantor and Gordon W. Allison as guarantor. The amount claims in the suit is the aggregate principal sum of $630,000, with interest, costs, and attorney fees.

         CSMG had the proceeding removed to the Federal District Court for the Middle District of Florida. CSMG has subsequently filed its motion to dismiss the proceedings for lack of jurisdiction in Florida. This motion to dismiss remains pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the stockholders of our company during 2005 through the solicitation of proxies or otherwise.

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

                                    High       Low
                                    ----       ---
         2004
                  1st Qtr           0.55       0.35
                  2nd Qtr           0.75       0.36
                  3rd Qtr           0.70       0.15
                  4th Qtr           0.28       0.14

         2005

                  1st Qtr           1.02       0.13
                  2nd Qtr.          0.22       0.07
                  3rd Qtr.          0.10       0.035
                  4th Qtr.          0.083      0.03


Holders
-------

         As of March 21, 2006 there were approximately 322 holders of record of our Common Stock.

Dividends
---------

         We have paid no dividends to our common stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

         Securities Authorized for Issuance Under Equity Compensation Plans.
         -------------------------------------------------------------------

         We have no compensation plans under which equity securities are authorized for issuance.

         Recent Sales of Unregistered Securities.
         ----------------------------------------

         Set forth below are the sales of our common stock since August 31, 2005 and through March 21, 2006 in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506. While these shares were sold on the dates set forth below, the shares were actually issued on February 16 and 17, 2006.


          ---------- -------------------- --------- ---------- ---------------------------------
                                          No. of    Price      Type of
          Date       Person               Shares    Per Share  Consideration
          ---------- -------------------- --------- ---------- ---------------------------------
          ---------- -------------------- --------- ---------- ---------------------------------
          08-31-05   Neal Allen           166,667   $0.06      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          09-20-05   Sam  Allen           166,667   $0.06      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          10-06-05   Robert Machen        100,000   $0.05      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          10-17-05   Robert  Boone         50,000   $0.06      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          10-21-05   Abimael Perez         33,333   $0.06      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          10-23-05   John Ross             50,000   $0.06      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          02-16-06   K. Bruce Jones        83,333   $0.06      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          01-11-06   Bruce Burger         375,000   $0.04      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          01-11-06   William  Weldon      250,000   $0.04      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          01-11-06   Abimael  Perez        35,250   $0.04      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          01-11-06   Joseph Kutz          125,000   $0,04      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          01-07-06   Steve Raible          50,000   $0.04      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          01-07-06   Sheril Palmer-Ball   300,000   $0.04      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          02-08-06   Donald Robbins       200,000   $0.06      Services as CEO valued at $12,400
          ---------- -------------------- --------- ---------- ---------------------------------
          01-11-06   Robert Machen        200,000   $0.06      Cash
          ---------- -------------------- --------- ---------- ---------------------------------
          ---------- -------------------- --------- ---------- ---------------------------------

         All of the persons purchasing shares of common stock were known to management, they were all accredited investors and had access to all material information concerning the issuer.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

         Sales
         -----

         We had revenues of $414 in FY 2005 compared with $414 revenues of in FY 2004. We reported a loss of $3,261,409 in FY 2005 and a loss of $2,357,682 in FY 2004, of which losses $91,471 and $31,532, respectively, were attributed to our
33.3 percent interest in the income of an unconsolidated subsidiary, United Engineering Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This loss represents our share of the profits and losses from the missile site conversion activities of United Engineering Company.

         Selling, General and Administrative Expenses
         --------------------------------------------

         We increased our general and administrative expenses from $1,872,562 during FY 2004 to $3,037,307 during FY 2005. The activities which these expenses were intended to benefit were our human tissue bonding project and our carbon dioxide separator project. The last of these projects - which is based upon excellent Ukraine-developed equipment that can be manufactured in Ukraine, brought to the U.S. and installed at considerable savings to the employment of U.S. equipment of comparable or inferior quality - represents a considerable part of our business plan for the future.

         Net Loss
         --------

         We increased our fiscal year 2004 net loss of $2,357,682, or $0.21 a share, to a net loss of $3,261,409 or $0.17 a share in FY 2005.

         Liquidity and Outlook
         ---------------------

         We have never operated at a profit. We were able to stay in operation during 2005 only from the proceeds of $832,265 from the sale of common stock, an increase in Notes Payable of $51,264, the accrual of $695,415 in interest payable, and an increase of $503,105 in accounts payable. Some $136,416 of our loss were attributed to depreciation and amortization.

         Outlook
         -------

         The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

         The Cornell Capital Partners Transaction:
         -----------------------------------------

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

         As of December 31, 2005 we have sold 4,207,827 shares of common stock to Cornell Capital for $1,840,000 pursuant to the Equity Line of Credit. We have escrowed 10,153,369 shares with Cornell's escrow agent to use as repayment of current credit line balance and future credit line use.

         Cornell Capital Partners, L.P., has sold 13,865,775 shares of our common stock acquired pursuant to a Standby Equity Distribution Agreement with us and 1,516,638 shares of our common stock under a convertible debenture that we issued to Cornell Capital for fees in connection with the issuance of that debenture. There is still an additional 9,132,056 shares of our common stock that are unissued under the registration statement that we could require Cornell to purchase for our current or future funding pursuant to the Standby Equity Distribution Agreement.

Off-Balance Sheet Arrangements

         Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

         o        an obligation under a guarantee contract,
         o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
         o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or


         o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

Contractual obligations

         The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

-------------------------- -----------------------------------------------------------------------
                                                    Payments Due-by Period
-------------------------- -----------------------------------------------------------------------
     Contractual                              Less Than                            More Than
     Obligations              Total            1 Year     1-3 Years    3-5 Years    5 Years
-------------------------- ----------------- ----------- ------------ ----------- ----------------
Long-Term Debt
Obligations                $5,729,988        $5,280,988  $ 300,000
-------------------------- ----------------- ----------- ------------ ----------- ----------------
Capital Lease
Obligations
                           $        0
-------------------------- ----------------- ----------- ------------ ----------- ----------------
Operating Lease
Obligations                $ 2,299 a month                                        $ 2,299 a month
                           $27,558 a year                                         $27,558 a year
-------------------------- ----------------- ----------- ------------ ----------- ----------------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                       $        0
-------------------------- ----------------- ----------- ------------ ----------- ----------------
-------------------------- ----------------- ----------- ------------ ----------- ----------------
Total                      $5,757,546        $5,308,546  $   300,000
-------------------------- ----------------- ----------- ------------ ----------- ----------------

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

ITEM 7.  FINANCIAL STATEMENTS.
                                                                            Page

         Independent Auditors Report                                          14
         Balance Sheet December 31, 2005 and 2004                             15
         Statement of Operations Year Ended December 31,
                  2005 and 2004                                               17
         Statement of Cash Flows Year Ended December 31,
                  2005 and 2004                                               18
         Statement of Changes in Stockholders' Equity from
                  January 1, 2000 to December 31, 2005                        19
         Notes to Financial Statements                                        20

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Shareholders and Board of Directors
Consortium Service Management Group, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheets of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2005 and December 31, 2004, and the related statements of operations, changes in cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I have conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consortium Service Management Group, Inc. and Subsidiaries as of December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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


/s/ Gary Skibicki, CPA, PC

Gary Skibicki, CPA, PC
Oklahoma City, OK
March 27, 2006

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                        2005           2004
                                                     -----------    -----------
CURRENT ASSETS
Cash                                                 $      --      $    88,908
                                                     -----------    -----------
             Total Current Assets                           --           88,908


FIXED ASSETS
Furniture and Equipment                                   61,409         61,409
    Less Accumulated Depreciation                        (61,409)       (61,409)
                                                     -----------    -----------
             Total Fixed Assets                             --             --


OTHER ASSETS
Investment - United Engineering Company                  136,236        224,134
Investment - CO2 Equipment                                  --        1,470,881
     Less Accumulated Depreciation                          --          (96,735)
CO2 Equipment Patent                                       8,000          8,000
Tissue Bonding Patent                                    530,170        379,040
     Less Accumulated Amortization                       (61,866)       (30,514)
                                                     -----------    -----------
             Total Other Assets                      $   612,540    $ 1,954,806


             Total Assets                            $   612,540    $ 2,043,714
                                                     ===========    ===========





   The accompanying notes are an integral part of these financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  DECEMBER 31,

                                   LIABILITIES

                                                               2005            2004
                                                           ------------    ------------
CURRENT LIABILITIES
  Bank Overdraft                                           $      1,534    $       --
  Accounts Payable                                              820,788         317,683
  Interest Payable                                            1,394,017         698,602
  Payroll Taxes Payable                                          90,968          79,390
  Notes Payable to Stockholders                               3,903,828       3,852,564
  CO2 Equipment Payable                                         206,749         206,749
  Fee Debenture Payable                                            --           126,000
                                                           ------------    ------------
             Total Current Liabilities                        6,417,884       5,280,988

Long-Term Liabilities
Long Term Contract IAW                                          300,000         300,000
Fee Debenture Payable                                              --           149,000
                                                           ------------    ------------
                                                                300,000         449,000

Total Liabilities                                             6,717,884       5,729,988

Minority Interest in Consolidated Subsidiary                    206,000         206,000


STOCKHOLDERS' EQUITY
  Common stock $.001 par value, 40,000,000
  shares authorized; 26,056,072 shares issued
  and 25,036,546 shares outstanding at December 31, 2005
  and 16,517,580 shares issued and 13,268,591 shares
  outstanding at December 31, 2004                               26,057          16,518

Additional Paid in Capital                                    7,548,050       6,721,052

Accumulated Other Comprehensive (Loss)                         (339,454)       (343,027)

Accumulated (Deficit)                                       (13,512,773)    (10,251,364)

Stock Subscriptions                                                (939)         (3,168)

Treasury Stock                                                  (32,285)        (32,285)
                                                           ------------    ------------
             Total Stockholders' Equity                      (6,311,344)     (3,892,274)


             Total Liabilities and Stockholders' Equity    $    612,540    $  2,043,714
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  DECEMBER 31,

                                                       2005            2004
                                                   ------------    ------------

Revenues                                           $        414    $        414

General and Administrative Expenses                   3,037,307       1,872,562
Funded R & D                                               --              --
Cost of Funded R & D                                    133,105         454,190
Net R & D Cost                                          133,105         454,190
                                                   ------------    ------------
         Operating (Loss)                            (3,169,998)     (2,326,338)

Interest Income                                              60             188

Interest in Income of Unconsolidated Companies          (91,471)        (31,532)
                                                   ------------    ------------
         (Loss) from Continuing Operations           (3,261,409)     (2,357,682)

Income Taxes                                               --              --

         Net (Loss)                                $ (3,261,409)   $ (2,357,682)
                                                   ============    ============

Net (Loss) Per Share Common Stock                         (0.17)          (0.21)

Weighted Average Common Shares Outstanding           19,545,500      11,096,502







Basic and diluted earnings per share are the same. The corporation is reporting a net loss for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.










   The accompanying notes are an integral part of these financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      JANUARY 1, 2004 TO DECEMBER 31, 2005

                                                         2005           2004
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                           $(3,261,408)   $(2,357,682)
Equity (Loss) from Investees                              91,471         31,532
Depreciation                                             105,064         99,263
Amortization                                              31,352         10,000
Common Stock for Interest                                   --          198,674
Common Stock for Services                                  6,500        151,990
Increase (Decrease) in Accounts Payable                  503,105       (366,454)
Increase in Federal Payroll Taxes Payable                 11,578         53,344
Increase in Interest Payable                             695,415        499,336
Increase (Decrease) Fee Debenture Payable               (275,000)       275,000
Impairment Loss CO2 Equipment                          1,417,647           --
                                                     -----------    -----------
        Net Cash (used in) Operating Activities         (674,276)    (1,404,997)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase CO2 Equipment and Patent                       (299,695)      (163,413)
                                                     -----------    -----------
        Net Cash (used in) Investing Activities         (299,695)      (163,413)


CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds Stock                                       832,265        967,438
Net Proceeds Notes Payable                                51,264        676,762
                                                     -----------    -----------
        Net Cash provided by Financing Activities        883,529      1,644,200


NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                 (90,442)        75,790

Cash and Cash Equivalents at Beginning of Year            88,908         13,118
                                                     -----------    -----------
Cash and Cash Equivalents at End of Year             $    (1,534)   $    88,908
                                                     ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      JANUARY 1, 2004 TO DECEMBER 31, 2005
                                                                                Accumulated
                                                                 Additional       Other
                                  No. Common         Par          Paid In      Comprehensive
Description                      Shares (Ea.)       Value         Capital      Income (Loss)
-------------------------------------------------------------------------------------------
Balance January 1, 2004             9,175,874    $      9,175   $  5,410,293   $   (343,375)
Common Stock Sold 2004              2,653,600           2,654        602,848           --
Common Stock Issued for Services      526,830             527        151,463           --
Common Stock Issued for Interest      458,810             460        198,214           --
Common Stock Issued for Notes         534,190             534        358,234           --
Common Stock Escrowed               3,168,276           3,168           --             --
Net (Loss) Year Ended 2004               --              --             --             --
Other Comprehensive (Loss)               --              --             --             --
Foreign Exchange (Loss)                  --              --             --              348
-------------------------------------------------------------------------------------------
Balance December 31, 2004          16,517,580    $     16,518   $  6,721,052   $   (343,027)
                                                 ==========================================
   Treasury Stock                     (80,713)                                         --
   Stock Subscriptions             (3,168,276)
                                  -----------
   Shares Outstanding              13,268,591
                                  ===========

Escrowed Stock Sold 2004
Common Stock Sold 2005              8,589,679           8,590        820,508           --
Common Stock Issued for Services       10,000              10          6,490           --
Common Stock Issued for Interest         --              --             --             --
Common Stock Issued for Notes            --              --             --             --
Common Stock Escrowed                 938,813             939           --             --
Net (Loss) Year Ended 2005               --              --             --             --
Other Comprehensive (Loss)               --              --             --             --
Foreign Exchange Gain                    --              --             --            3,573
-------------------------------------------------------------------------------------------
Balance December 31, 2005          26,056,072    $     26,057   $  7,548,050   $   (339,454)
                                                 ==========================================
   Treasury Stock                     (80,713)
   Stock Subscriptions               (938,813)
                                  -----------
   Shares Outstanding              25,036,546
                                  ===========

                                   Accumulated     Treasury          Stock
Description                          Deficit         Stock         Subscribed        Total
----------------------------------------------------------------------------------------------
Balance January 1, 2004           $ (7,893,682)        (32,285)                     (2,849,874)
Common Stock Sold 2004                    --              --                           605,502
Common Stock Issued for Services          --              --                           151,990
Common Stock Issued for Interest          --              --                           198,674
Common Stock Issued for Notes             --              --                           358,768
Common Stock Escrowed                     --              --            (3,168)           --
Net (Loss) Year Ended 2004          (2,357,682)           --                        (2,357,682)
Other Comprehensive (Loss)                --              --                              --
Foreign Exchange (Loss)                   --              --                               348
----------------------------------------------------------------------------------------------
Balance December 31, 2004         $(10,251,364)   $    (32,285)   $     (3,168)   $ (3,892,274)
==============================================================================================
   Treasury Stock                         --                                              --


Escrowed Stock Sold 2004                                                                3,168
Common Stock Sold 2005                    --              --                          829,098
Common Stock Issued for Services          --              --                            6,500
Common Stock Issued for Interest          --              --                             --
Common Stock Issued for Notes             --              --                             --
Common Stock Escrowed                     --              --              (939)          --
Net (Loss) Year Ended 2005          (3,261,409)           --                       (3,261,409)
Other Comprehensive (Loss)                --              --                             --
Foreign Exchange Gain                     --              --                            3,573
----------------------------------------------------------------------------------------------
Balance December 31, 2005          (13,512,773)   $    (32,285)   $       (939)   $ (6,311,344)
==============================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CONSORTIUM SERVICES MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, DECEMBER 31, 2004

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

The Company owned U.S. patent has been issued on the carbon dioxide separator technology, also developed in Ukraine, promotes the economical separation of methane from carbon dioxide gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents it from being commercially sold as fuel. The Ukraine technology has developed an economical carbon dioxide separator that isolates methane gas to the extent that it can be sold to utility companies as well as other industrial and commercial customers. The first installation began in 2002 in Mobile, Alabama with completion originally estimated to be in the second quarter of 2003.

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

The status of our CO2 separator project in Chastang County, Alabama is that the installation was completed during March 2003. Start-up and equipment adjustments were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee, service, start-up and adjust the equipment. Poor weather caused some delays but these were completed in about two weeks. As we prepared to begin start-up operations and equipment adjustments, Waste Management Inc. ("WMI", the operator of the landfill) ordered Resource Technology Corporation ("RTC", the holder of the gas ownership contract) off the landfill and contended that our CO2 separator equipment produced methane gas that failed to meet gas quality specifications and, therefore, the agreement to buy the gas was terminated. This contention was litigated in RTC's chapter 11 reorganization proceeding. During the court proceedings in February, 2006 the company learned that RTC had erroneously misstated to WMI that the equipment was fully operational and processing the landfill gas into commercially usable gas after March, 2003. In Fact CSMG, had refused to bring the Ukraine start-up team back to the Chastang until RTC properly replaced leaking well heads and closed other air leaks in the raw landfill gas collection system. During March, 2003 the company made two tests of the processed raw landfill gas during a 30 minute period to evaluate the effectiveness of the CO2 removal equipment at the site for removing CO2 from the Chastang site landfill gas. At the time of testing RTC had not adjusted the well heads to stop air leakage into the system. The raw gas specifications were 43% CH4 - 42% CO2 and 15% O2 and N combined. Test 1 of the processed gas showed CO2 to be at a 3.33% level and test 2 after minor equipment adjustments showed CO2 at a 2.5% level. The CO2 separator removes CO2 but not O2 and N. O2 and N control is a function of tuning or managing the gas collection system. CSMG has the additional technology to remove the N and O2 if such equipment is necessary. In May, 2003 CSMG brought the Ukraine team to Chastang after the collection system had been repaired but WMI filed for contract breach against RTC after learning of the misstatement.

On December 16, 2004 we entered into a contract with WMI to operate the CO2 separator at Chastang, Alabama. The agreement was approved in February, 2005 by the RTC trustee and the U.S. Bankruptcy Court, however, the settlement agreement was appealed by RTC insider creditors and on January 11, 2006 the appeals court refused to hear the appeal.

We signed a contract with DuPont on February 14, 2006 to provide up to 500,000 MMbtu commercial quality gas to their plant outside Mobile, Alabama. The gas does not need to meet national gas pipeline quality specifications to fulfill the DuPont contract but based on current raw gas analysis the company believes the gas produced will be well above the required contractual specification. We are currently negotiating with pipeline companies for installation of the 6.2 mile pipeline.

At the end of December 2005 the Company has invested $1,619,446 on carbon dioxide separator equipment with $206,749 remaining due and payable to the Ukraine manufacturer Sumy Frunze Machine Building Science and Production Association.

Accounting standards require that long-lived assets or assets to be held and used be measured against net cash inflows to test if carrying values exceed fair values. The carbon dioxide separator equipment was originally installed in 2003 but because of litigation no cash in flows have been generated to date. Although a gas purchase contract was recently obtained by the Company and litigation was recently favorably resolved, accounting standard FAS 144 has a requirement that because no cash flow has been generated as of December 31, 2005, the CO2 equipment has been written down to a zero value with an impairment loss of $1,417,647 included in 2005 operating expenses. While this affects the financial statements of the company it does not affect the actual value of the equipment or the ability of the company to perform on its contract for the sale of the gas.

The third technology developed in Ukraine is an anaerobic animal waste process that via a closed loop system eliminates animal waste, odors and microorganisms. The Company owns the exclusive marketing and distribution rights for this equipment. A by-product of this process is an organic fertilizer that will also be marketed in the U.S. and Canada in accordance with rights owned by the Company. The company has not been successful in marketing this technology and is considering discontinuing the product in order to focus more on its two core technologies. The company has shut down the Oklahoma City Anaerobic Farm Waste, Inc location.

The Company does not internally separate financial information including results of operations by segments such as geographic areas, products, major customers or operating segments. With the major component of earnings in past years coming from earnings of United Engineering Company (UEC), and losses in more recent years such as 2005 and 2004, management considers it impractical to further segment financial information.

Investments in companies in which the Company has an equity interest of at least 20% are accounted for under the equity method. Under this method the Company records its share of income or losses as Interest Income or Losses of Unconsolidated Companies with corresponding increases or decreases in the investment account. Investments in which the Company has a controlling financial interest represented by either direct or indirect controlling interest (more than 50%) are consolidated. In 2002 Live Tissue Connect, Inc. was formed (86% Company owned) to manage live tissue bonding activities, and in 2001 CSMG Gastech, LLC (89.7% Company owned) was formed to manage carbon dioxide operations. In 1999 Anaerobic Farm Waste, Inc. was incorporated (100% Company owned) to manage that technology. The 2005 and 2004 financial statements are presented with parent and these majority owned subsidiaries consolidated with intercompany transactions and accounts eliminated.

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

Foreign Operations

Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translations." All balance sheet accounts have been translated using the exchange rate at the balance sheet date. Income Statement accounts have been translated using the average exchange rates for the year. The Company owns a 33.3% interest in UEC which was organized in and operates in Ukraine. In 2005 the average exchange rate used to record income was .19808 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .19820 functional currency to U.S. dollars. In 2004 the average exchange rate used to record income was .19310 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .1930 functional currency to U.S. dollars.

The summarized 2005 and 2004 financial information of UEC presented in accordance with U.S. GAAP and translated into U.S. dollars is presented as follows:

                           UNITED ENGINEERING COMPANY
                             DNIPROPETROVSK, UKRAINE


                                                            2005         2004
                                                         ---------    ---------

Current Assets                                           $ 126,500    $ 241,900
Non Current Assets                                         408,800      465,000
                                                         ---------    ---------
         Total Assets                                      535,300      706,900
                                                         =========    =========

Current Liabilities                                        127,000       34,600
Non Current Liabilities                                          0            0
                                                         ---------    ---------
         Total Liabilities                                 127,000       34,600

Equity                                                     408,300      672,300
                                                         ---------    ---------
         Total Liabilities and Equity                    $ 535,300    $ 706,900
                                                         =========    =========

Sales                                                    $ 846,600    $ 968,900

Gross Profit                                               (56,000)     145,400
Operating Expense                                          225,600      240,100
                                                         ---------    ---------
         Net (Loss)                                      $(281,600)   $ (94,700)
                                                         =========    =========

UEC's equity decreased by $(264,000) from 2004 to 2005 of which 1/3 or $(87,898) is reflected in the decrease of the UEC investment account from $224,134 to $136,236. The change comprises an operating loss of $(91,471) which was partially set off by a foreign exchange gain of $3,573 reported under Accumulated Other Comprehensive Income (Loss) on the balance sheet.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding. The Company had net losses of $(3,261,409) in 2005 and $(2,357,682) in 2004 and accordingly basic and diluted earnings per share are the same because any dilutive or potentially dilutive securities would be antidilutive.

Issuance of Shares for Services and Interest

Valuation of shares for services and interest is based on the fair market value of services and the stated interest rates on notes payable.

In 2005 10,000 shares were issued in exchange for $6,500 in management and marketing services. The cost of the services has been charged to operations and additional paid in capital has been increased by $6,490 representing the excess of the cost of the services over the par value of the common stock issued.

In 2004 526,830 shares were issued in exchange for $151,990 in management and marketing services. The cost of the services has been charged to operations and additional paid in capital has been increased by $151,463 representing the excess of the cost of the services over the par value of the common stock issued. Also in 2004 the Company issued 458,810 shares of common stock for interest on notes payable to shareholders with the cost charged to operations, and additional paid in capital increased by $458,351 representing the interest expense over the par value of the common stock issued.

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

Accounting Pronouncements Adopted

During 2005 the Financial Accounting Standards Board issued the following statements on financial accounting standards (SFAS).

     (1) SFAS No. 152 - Accounting for real estate time shares
     (2) SFAS No. 153 - Exchanges of non monetary assets
     (3) SFAS No. 154 - Accounting changes and error corrections

Although these standards were issued in 2005 SFAS No. 152 and 153 are not effective until fiscal years beginning after June 15, 2005 and SFAS 154 is not effective until fiscal years beginning after December 15, 2005.

During 2004 the Financial Accounting Standards Board issued the following statements on financial accounting standards (SFAS).

     (1) SFAS No. 151 - Inventory costs, an amendment of ARB No 43, chapter 4.

Adoption of SFAS No 151 will not have a material effect on the Company's financial position, results of operations, or on disclosures within the financial statements. (SFAS 151 is effective for fiscal years beginning after June 15, 2005.)

Income Taxes

The Company records its income tax provision in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes." (See Note 3)

                                     NOTE 2
                BASIS OF PRESENTATION AND CONSIDERATIONS RELATED
                     TO CONTINUED EXISTENCE (GOING CONCERN)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(3,261,409) for the year ended December 31, 2005 and $(2,357,891) for the year ended December 31, 2004 and these factors combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

On March 29, 2004 the Company entered into an equity line of credit agreement with Cornell Capital Partners whereby CSMG may issue and sell to Cornell up to $10 million in common stock. The purchase price for the shares is 95% of the market price defined as the lowest closing bid price during five preceding days. The Company can sell shares to Cornell in dollar amounts not to exceed $140,000 per draw or $420,000 per month for a total of $10 million during a consecutive 24-month period. The cost of this arrangement is Cornell retains 5% of each equity advance in addition to the 5% market discount that results in CSMG obtaining 90.25% of the market price of each stock sale. Additionally, the Company paid Cornell $10,000 in legal fees and $390,000 in placement fees financed by Cornell and repaid from commons stock sale proceeds. The $400,000 plus a $10,000 one-time placement fee has been charged to operations in 2004. Under the agreement Cornell advanced the Company $1,000,000 in 2004 of which all has been repaid via stock sales in accord with the above arrangement.

As of December 31, 2005 we have sold 13,865,775 shares of common stock to Cornell Capital for $1,840,000 pursuant to the Equity Line of Credit. As of December 31, 2005 we have escrowed 938,813 shares with Cornell's escrow agent to use as repayment of current credit line balance and future credit line use. Cornell Capital Partners, L.P., which has sold 13,865,775 shares of our common stock acquired pursuant to a Standby Equity Distribution Agreement and 1,516,638 shares of our common stock under a convertible debenture that we issued to Cornell Capital for fees that has been repaid. We currently owe Cornell $550,000 which is planned to be repaid from additional stock sales. There are 9,132,056 shares remaining that may be acquired pursuant to the standby Equity Distribution Agreement a portion of which will be used to repay the current amount of $550,000 owed to Cornell at December 31, 2005.

The Company's management intends to continue to raise additional operating funds through equity and or debt offerings and the sale of technologies but there is no assurance these efforts will always be successful. The possible consequences of not obtaining additional funding beyond existing sources from the sale of technologies is that there will not be sufficient money to operate the Company.

In 2002 the Company began carbon dioxide separator equipment installation at the Chastang landfill in Mobile, Alabama. By the end of 2005 the Company invested $1,619,446 in carbon dioxide separator equipment with installation completed during the first quarter of 2003. Included in this amount are $206,749 in payables owed to the Ukraine manufacturer and as of the date of this audit report no sustained production of methane gas processing has occurred nor has any gas been sold. We signed a contract with DuPont on February 14, 2006 to provide up to 500,000 MMbtu commercial quality gas to their plant outside
Mobile, Alabama. The gas does not need to meet national gas pipeline quality specifications to fulfill the DuPont contract but based on current raw gas analysis the company believes the gas produced will be well above the required contractual specification. We are currently negotiating with pipeline companies for installation of the 6.2 mile pipeline.

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

With the Company not generating taxable income since inception, no provision for income taxes has been provided. At December 31, 2005 net operating loss carryforwards will exceed $8,000,000 making it reasonably uncertain if any of these loss carryforwards will result in tax benefits.

During the third quarter 2005 the Internal Revenue Service filed a federal tax lien for unpaid payroll taxes on the Company for $93,217 and on March 7, 2006 the Company reached a tentative agreement with the Internal Revenue Service to make monthly payments of $5,000 until repaid.

                                     NOTE 4
                     INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of UEC, a Ukraine and U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC's equity were owned by several Ukraine organizations one of which was the State Property Fund of Ukraine. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor, that holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. To complete its authorized capital during the year ending December 31, 2000, approximately 9 UEC employees were given the opportunity to purchase stock and paid 26,100 gryvna (approximately $4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of its 20,000 registered shares that was authorized by UEC with the Company owning 6,666 shares or 33.3% ownership. Although the Company now owns only a 33.3% interest in UEC all major decisions require a 75% stockholder approval which enables CSMG to have an active role in setting policy. For the year ended December 31, 2005 UEC in U.S. dollars had revenues of $846,600, assets of $535,300, liabilities of $127,000 and a net worth of $408,300. For the year ended December 31, 2004 revenues were $968,900, assets were $706,900, liabilities were $34,600 with a net worth of $672,300.

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

Anaerobic Farm Waste, Inc. is an Oklahoma corporation formed January 21, 1999 to sell anaerobic farm waste technologies primarily to the United States and Canadian markets. With efforts to market unsuccessful in 2004 and 2005 the Oklahoma City location was shut down. Anaerobic Farm Waste, Inc. is 100% Company owned. As of March 27, 2006 Anaerobic Farm Waste, Inc. was not in good standing with the State of Oklahoma during 2005-2006 due to an administrative oversight of failing to file and pay minimum corporation franchise taxes of $10.

Live Tissue Connect, Inc. is a Delaware corporation formed May 22, 2002. Although the purpose of the corporation can be any lawful act or activity permitted for Delaware corporations, its specific purpose is to develop, market and sale live tissue-bonding technologies throughout the world. Live Tissue Connect, Inc. is 86% Company owned.


                                     NOTE 6
                          NOTES PAYABLE TO STOCKHOLDERS

Notes to shareholders as of December 31, 2005 consists of 91 short-term (generally one year) and interest bearing notes with varying maturity dates the most common interest rate being 11% per annum on the unpaid balance. December 31, 2005 notes payable to shareholders totaled $3,903,828 with interest expense of $684,513 as follows:

             a.  Cash paid                          $ 50,818
             c.  Accrued interest                    633,695
                                                    --------
                                                    $684,513
                                                    ========

December 31, 2004 notes payable to shareholders totaled $3,852,564 with interest expense of $490,282 as follows:

             a.  Cash paid                          $ 30,219
             b.  Common stock issued for interest    198,672
             c.  Accrued interest                    261,391
                                                    --------
                                                    $490,282
                                                    ========

Loan Defaults

The Company currently owes Stonegate Management approximately $925,424 in past due principal and interest as of December 31, 2005 on four notes with original indebtedness of $362,000, $100,000, $53,000 and $115,000 which all came due in 2002. The Company's attorney has been in negotiations for over a year to restructure a repayment schedule with the most current proposal to pay $50,000 each quarter commencing April 1, 2005. The proposed payments would be $25,000 in cash with the other $25,000 paid in common stock shares, the exact amount to vary each quarter depending on the per share market value. The above proposal has not been responded to.

The registrant ("CSMG") was served a suit on December 12, 2005 by Nature Coast Collections, Inc. in the Circuit Court for Hillsborough County, Florida, Nature Coast Collections, Inc. v. Consortium Service Management Group, Inc., Donald S. Robbins and Gordon W. Allison, Case No. 05-7894. The complaint alleges that Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, ltd., a Costa Rican entity, of four promissory notes executed by CSMG, Donald S. Robbins, as guarantor and Gordon W. Allison as guarantor. The amount claimed in the suit is the aggregate principal sum of $630,000, with interest, costs, and attorney fees.

CSMG had the proceeding removed to the Federal District Court for the Middle District of Florida. CSMG has subsequently filed its motion to dismiss the proceedings for lack of jurisdiction in Florida. This motion to dismiss remains pending.

The Company is also in default on a note with an initial balance of $203,800 to Banco Panamericano that became due April 1, 2002. On February 10, 2005 Banco Panamericano filed suit in circuit court of Cook County, Illinois for $514,920 and it is unclear on what the ultimate outcome of this litigation will be. This event has been reported on Form 8K on October 22, 2004 which is reiterated below.

On August 24, 2004 we received from Banco Panamericano, Inc. a notice of default of a senior, secured note in the amount of $203,800 (the "Note"). The notice related to a Consolidated Loan, Guaranty and Security Agreement dated February 15, 2002 between us and Banco Panamericano. The notice was dated almost two years earlier, on December 10, 2002.

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

It is true that the Note was eventually fully funded and we have an obligation under the Note. However, we have an offset to the claim of Banco Panamericano that exceeds the obligation under the Note. We were at all times relevant to this matter in a contractual relationship with Resource Technology Corporation ("RTC") regarding the installation of equipment owned by us that would extract methane gas from the Chastang Landfill in Mobile, Alabama that RTC would deliver to Waste Management for sale and for the benefit of both RTC and our company. The person that controlled RTC also controlled Banco Panamericano and caused Banco Panamericano to make the loan to us. The project stalled and has not been completed to our great financial loss when RTC defaulted on its obligations to Waste Management and other creditors at the landfill. RTC filed for bankruptcy protection in 2003 (Case No. 99-35434, U. S. Bankruptcy Court for the Northern District of Illinois). RTC's management was replaced by a trustee because of improper payments made by the debtor to RTC-affiliated companies.

We filed a claim in the RTC bankruptcy case in the amount of $5,024,261, an amount that has increased since such filing. Creditors in the case, because of alleged illegal payments by RTC to its affiliates, are attempting to have the bankruptcy judge include the various RTC affiliates, including Banco Panamericano, as additional debtors in the case.

The registrant ("CSMG") was sued on February 10, 2005 by Banco Panamericano, Inc. in the Circuit Court of Cook County, Illinois Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech LLC, Case No.2005L001514. The complaint alleges that CSMG entered into a short-term promissory note dated February 15, 2002 ("the Note") by which CSMG borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleges that the Note was secured by all of CSMG's equipment, inventory, accounts, general intangibles and other properties. The complaint alleges that the Note is in default and that CSMG owed Banco Panamericano $514,920 as of February 9, 2005.

     CSMG  alleges  as  follows  with  regard  to  the   allegations   of  Banco
     Panamericano:

     o Banco Panamericano is not a bank but a Nebraska corporation that is affiliated with Resource Technologies Corporation ("RTC"), a company that is a debtor in a federal chapter 11 reorganization case.

     o CSMG and RTC had entered into a contract ("the Contract") whereby CSMG would provide equipment ("The Equipment"), at CSMG's cost, to filter landfill gas from a landfill operated by RTC located in Alabama so as to provide marketable methane gas. Among RTC's obligations under the Contract was a commitment to provide a pipeline hookup to the purchaser of the gas. CSMG and RTC would share in the proceeds from the sale of the methane gas.

     o    CSMG lacked the funds to perform its  obligations  under the Contract.
          RTC got its  affiliate,  Banco  Panamericano,  to agree  to lend  CSMG
          $203,800 to enable CSMG to meet these obligations. It was understood by CSMG, RTC and Banco Panamericano that CSMG would liquidate the Note from its share of the proceeds of sale of the methane gas.

     o CSMG installed the Equipment but RTC never performed its obligations under the Contract and Banco Panamericano never loaned any funds to CSMG. Rather, Banco Panamericano advised CSMG, from time to time, that CSMG had incurred several indistinctly-described financial obligations to RTC and that Banco Panamericano had advanced the funds subject to the Note to its affiliate, RTC, to cover such obligations. Such allegations of CSMG indebtedness to RTC were not true.

     o The intention of RTC and Banco Panamericano from the beginning was to get CSMG to execute the Note - secured by the Equipment, to cause the Note to go into default, and to obtain title to the Equipment through the rights of a secured creditor.

CSMG believes that it, not the plaintiff, is the injured party and that this litigation properly belongs in RTC's chapter 11 proceedings in the federal bankruptcy court.

On March 2, 2005,  the case was removed  from the Circuit  Court of Cook County,
Illinois to the Federal  District  Court for the Northern  District of Illinois.
CSMG  filed its Motion to have the  proceeding  referred  to the  United  States
Bankruptcy Court for the Northern District of Illinois where the bankruptcy proceeding of RTC continues to pend. The Federal District Court referred the proceeding to the United States Bankruptcy Court on December 6, 2005

For the above  reasons,  we believe that we have an offset to the claim of Banco
Panamericano.

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

                                     NOTE 7
                                  STOCK OPTIONS

At the beginning of 2003 there were 1,500,000 stock options outstanding with the following plan provisions:

              Option Period         Original                                                               Market
                  From                No of           Options              Options           Option       Price at
Plan Date      Grant Date           Options           Issued             Exercised           Price       Grant Date
---------      ----------           -------           ------             ---------           -----       ----------
12/31/98   10 years; 5 years if    1,500,000    850,000 on 1/31/98                          .165 / Sh     .15 / Sh
           optionee owns more                   215,000 on 1/28/05                          .280 / Sh     .17 / Sh
           than 10% of voting                   435,000 on 9/28/05                          .330 / Sh     .17 / Sh
           stock at time of grant                                     850,000 on 12/30/03   .165 / Sh     .40 / Sh

5/8/03     10 years; 5 years if    1,000,000    865,000 on 5/8/03                           .605 / Sh     .55 / Sh
           optionee owns more
           than 10% of voting
           stock at time of grant

Total options outstanding at December 31, 2003:
12/31/1998 plan               600,000
5/8/2003 plan                 800,000
                            ---------
         Total              1,400,000

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

On January 26, 2005 the Board of Directors extended the option expiration dates on the 215,000 options issued on January 28, 2000 and 435,000 options issued on September 28, 2000 by 5 years each. Specifically, the original expiration dates of January 28, 2005 and September 28, 2005 have been extended to January 28, 2010 and September 28, 2010 respectively. 115,000 options expired after a board member resigned and his options were not exercised within 90 days after resignation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection of been dismissed.

ITEM 8A. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION.

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                                     Director's
                                                         Director       Term
      Person                Positions and Offices         Since        Expires
------------------          ---------------------        --------    -----------

Esmeralda G. Robbins, 61    Chairman of the Board           1992         2006
                            of Directors

Donald S. Robbins, 61       President, Chief                1992         2006
                            Executive Officer and
                            Director

Gordon W. Allison, 79       Director                        1992         2006

K. Bruce Jones, 65          Chief Financial Officer         2005         2006

Herman Hohauser, 65         Executive Vice President        2005         2006
                            and Secretary                   2005         2006

Robert Jay Machen, 74       Director                        2003         2006

Conrad Derdeyn, 72          Director                        2003         2006

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

         Gordon W. Allison, Secretary. Mr. Allison is a founder of our company and is a Board Member. Mr. Allison has an exceptional track record, with over 35 years in the insurance services industry, of which 28 years were in executive management level positions for public companies. Mr. Allison served as a bank director and served as a Trustee of Oklahoma City University for 21 years. He has received a number of industry and public service honors and awards. He devotes all his time to the affairs of our company.

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

         Herman J. Hohauser, Esq., Executive Vice President and Secretary. Mr. Hohauser is a practicing lawyer and business consultant to small businesses. Mr. Hohauser served as corporate counsel to the company and consultant prior to becoming executive vice president in February 2005. He assists Mr. Robbins with day-to-day operations and expanding the company's business opportunities. From

1978 to 2005, he engaged in the practice of law specializing in intellectual property matters including patent prosecution, licensing, structuring of business arrangements, and technology transfer. He was employed by the U.S. Patent and Trademark Office from 1965 to 1978 as a patent examiner. He attained the level of Primary Examiner in the electrical arts having the authority to grant or deny patent applications. He served as chairman of the EEO Committee and recruited for the Office at universities. He received his BEE degree from the University of Florida in 1962 and his JD degree from Washington College of Law in 1971.

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

         Compliance with Section 16(a) of the Securities Exchange Act.
         -------------------------------------------------------------

         Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:


                                                                    No. of Failures
                                             No. of Transactions       to File a
                      No. of Late Reports    Not Timely Reported    Required Report
                      -------------------    -------------------    ---------------
Esmeralda G. Robbins           0                      0                   0
Donald S. Robbins              0                      0                   0
Gordon W. Allison              0                      0                   0
James Workman                  0                      0                   0
Robert Jay Machen              0                      0                   0
Conrad Derdeyn                 0                      0                   0
K. Bruce Jones                 0                      0                   0

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following sets forth the remuneration received in the last three fiscal years by Don Robbins, our president, and where noted, Gordon Allison, our former executive vice president, in all capacities. No other officer or employee has received total remuneration of $100,000 or more in any of such years.

------ --------- -------------------------------- --------------------------- -----------------------
                      Annual Compensation                   Awards                 Payout
------ --------- -------------------------------- --------------------------- -----------------------
                                                                 Securities
                                                                 Underlying
                                    Other Annual  Restricted     Options/     LTIP      All Other
Year   Name      Salary     Bonus   Compensation  Stock Awards   SARS(#)      Payouts   Compensation
------ --------- ---------- ------- ------------- -------------- ------------ --------- -------------
2005   Robbins   $ 10,606   0       0             0              0            0         0
------ --------- ---------- ------- ------------- -------------- ------------ --------- -------------
2004   Robbins   $138,170   0       0             0              0            0         (1)
------ --------- ---------- ------- ------------- -------------- ------------ --------- -------------
2004   Allison   $102,733   0       0             0              0            0         (1)
------ --------- ---------- ------- ------------- -------------- ------------ --------- -------------
2003   Robbins   $ 49,063   0       0             0              0            0         (1)
------ --------- ---------- ------- ------------- -------------- ------------ --------- -------------


         Stock Options. Set forth below is information concerning each exercise of stock options during the last fiscal year by each of the named executive officers and the fiscal year-end values of unexercised options, provided on an aggregated basis:

                                                  No. of Shares
                                                    Underlying       Value of Unexercised
                                               Unexercised Options       In-the-Money
                       Shares                       at FY-End          Options at FY-End
                      Acquired        Value        Exercisable/          Exercisable/
         Name       or Exercised    Realized      Unexercisable          Unexercisable
         ----       ------------    --------      -------------          -------------
Donald S. Robbins     425,000       $121,125       525,000/0(1)               0/0
Gordon W. Allison     425,000       $121,125       525,000/0(1)               0/0


(1) Stock options for Donald Robbins and Gordon Allison that were to expire were extended for an additional five years.

         Employment Contracts.
         ---------------------

         We have no employment contracts.

         Directors of the company receive no compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth, as of March 31, 2006, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

                                                       Number of
                                                       Shares of
         Name and Address                            Common Stock      Percent
         ----------------                            ------------      -------

         Esmeralda G. Robbins(1)                         300,000         1.1
         701 CCNB North Tower
         500 North Shoreline
         Corpus Christi, TX 78471

         Donald S. Robbins(1)                          2,001,904(2)      7.1
         701 CCNB North Tower
         500 North Shoreline
         Corpus Christi, TX 78471

         Gordon W. Allison                             1,448,935(2)      5.1
         12205 Maple Ridge Road
         Oklahoma City, Oklahoma 73120


         Robert Machen                                 1,272,582         4.5
         5327 Westerdale Drive
         Fulshear, TX 77441

         Conrad Derdeyn                                  472,822(3)      1.7
         11534 Spicewood Parkway
         Austin, TX 78750-2602

         K. Bruce Jones                                  626,683(4)      2.2
         Building 22, Suite 300
         610 Village Drive
         Marietta, GA 30067

         Herman Hohauser                                 200,000(4)       *
         6212 Berlee Drive
         Alexandria, VA 22312

         Officers and Directors                        6,322,926        22.3
         as a group (7 persons)
         -------------------------

*        Less than one percent.
(1)      Esmeralda G. Robbins and Donald S. Robbins are wife and husband.
(2)      Includes options to purchase 525,000 shares of common stock.
(3) Includes the right to convert promissory notes of the company to 40,323 shares of stock.
(4)      Includes options to purchase 100,000 shares of common stock.

Changes in Control
------------------

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
                            March 8, 2005 between Live Tissue Connect,  Inc. and
                            ConMed Corporation.+*

              10.23   -     Standby Equity  Distribution  Agreement of March __,
                            2004  between  Cornell  Capital  Partners,   LP  and
                            Consortium Service Management Group, Inc. ++*

              10.24   -     Landfill   Gas   Sales   Agreement    between   CSMG
                            Technologies,  Inc.  and E.I.  DuPont de Nemours and
                            Co. Inc. and Shoreline Gas, Inc.++++

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

         ++++Previously filed as Exhibit 10.1 with Form 8-K (Date of Report February 14, 2006) filed 02-21-06, Commission File No. 000-27359 incorporated herein.

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

                  Fiscal Year ended December 31, 2005         $25,629
                  Fiscal Year ended December 31, 2004         $15,520

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended December 31, 2005         $ 6,900
                  Fiscal Year ended December 31, 2004         $ 6,700

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended December 31, 2005         $-0-
                  Fiscal Year ended December 31, 2004         $-0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended December 31, 2005         $-0-
                  Fiscal Year ended December 31, 2004         $-0-

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

                                    CONSORTIUM SERVICE MANAGEMENT
                                    GROUP, INC.



Date:  April 3, 2006                By /s/ Donald S. Robbins
                                      ------------------------------------------
                                      Donald S. Robbins, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 3, 2006                   /s/ Donald S. Robbins
                                      ------------------------------------------
                                      Donald S. Robbins, President, Chief
                                      Executive Officer  and Director



Date:  April 3, 2006                   /s/ Esmeralda G. Robbins
                                      ------------------------------------------
                                      Esmeralda G. Robbins, Chairman of the
                                      Board and Director



Date:  April 3, 2006                   /s/ Herman Hohauser
                                      ------------------------------------------
                                      Herman Hohauser, Executive Vice President
                                      and Secretary



Date:  April 3, 2006                   /s/ Gordon W. Allison
                                      ------------------------------------------
                                      Gordon W. Allison, Director



Date:  April 3, 2006                   /s/ Robert Jay Machen
                                      ------------------------------------------
                                      Robert Jay Machen, Director

Date:  April 3, 2006                   /s/ Conrad Derdeyn
                                      ------------------------------------------
                                      Conrad Derdeyn, Director



Date:  April 3, 2006                   /s/ K. Bruce Jones
                                      ------------------------------------------
                                      K. Bruce Jones, Chief Financial Officer
                                      and Director

                    Consortium Service Management Group, Inc.
                           Commission File No. 0-27359

                                  EXHIBIT INDEX

                                   FORM 10-KSB
                   For the fiscal year ended December 31, 2005


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
                            March 8, 2005 between Live Tissue Connect,  Inc. and
                            ConMed Corporation.+*

              10.23   -     Standby Equity  Distribution  Agreement of March __,
                            2004  between  Cornell  Capital  Partners,   LP  and
                            Consortium Service Management Group, Inc. ++*

              10.24   -     Landfill   Gas   Sales   Agreement    between   CSMG
                            Technologies,  Inc.  and E.I.  DuPont de Nemours and
                            Co. Inc. and Shoreline Gas, Inc.++++

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

         ++++Previously filed as Exhibit 10.1 with Form 8-K (Date of Report February 14, 2006) filed 02-21-06, Commission File No. 000-27359 incorporated herein.