Form 10QSB
period 2006-03-31
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2006-05-15
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

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

         As of May 8, 2006, the Company had 29,468,581 shares of its $.001 par value common stock issued and outstanding.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

         Transitional  Small Business  Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          11

Item 3.  Controls and Procedures                                            16

PART II - OTHER INFORMATION                                                 16

Item 1.  Legal Proceedings                                                  16

Item 2.  Unregistered Sales of Securities                                   18

Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                            Page
                                                                            ----

         Consolidated Balance Sheets March 31, 2006 (Unaudited)
                  and December 31, 2005                                    4
         Consolidated Statement of Operations (Unaudited)
                  March 31, 2006 and 2005                                  6
         Consolidated Statement of Cash Flows (Unaudited)
                  March 31, 2006 and 2005                                  7
         Notes to the Financial Statements                                 9

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    Unaudited
                                                   Mar 31, 2006    Dec 31, 2005
                                                   ------------    ------------

Current Assets
--------------
  Cash                                             $     12,044    $       --
                                                   ------------    ------------
              Total Current Assets                       12,044            --


Fixed Assets
------------
  Furniture and Equipment                                63,335          61,409
    Less Accumulated Depreciation                       (61,505)        (61,409)
                                                   ------------    ------------
              Total Fixed Assets                          1,830            --


Other Assets
------------
  Investment - United Engineering Company               113,522         136,236
  CO2 Equipment Patent                                    8,000           8,000
  Tissue Bonding Patent                                 543,209         530,170
    Less Accumulated Amortization                       (69,866)        (61,866)
                                                   ------------    ------------
              Total Other Assets                   $    594,865    $    612,540


              Total Assets                         $    608,739    $    612,540
                                                   ============    ============








The accompanying notes are an integral part of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                   LIABILITIES
                                                            Unaudited
                                                           Mar 31, 2006    Dec 31, 2005
                                                           ------------    ------------
Current Liabilities
-------------------
  Deficit in bank                                          $       --      $      1,534
  Accounts Payable                                              682,898         820,788
  Interest Payable                                            1,393,191       1,394,017
  Payroll Taxes Payable                                          80,149          90,968
  Notes Payable to Stockholders                               4,024,227       3,903,828
  CO2 Equipment Payable                                         206,749         206,749
  Accrued CO2 expenses                                          134,833            --
                                                           ------------    ------------
              Total Current Liabilities                       6,522,047       6,417,884


Long Term Liabilities
---------------------
  Long Term Contract IAW                                        300,000         300,000
  Fee Debenture Payable                                            --              --
                                                           ------------    ------------
              Total Long-Term Liabilities                       300,000         300,000


              Total Liabilities                               6,822,047       6,717,884


Minority Interest in Consolidated Subsidiary                    206,000         206,000


                              STOCKHOLDERS' EQUITY

Common stock $.001 par value, 40,000,000 shares
  authorized; 29,468,581 shares issued, 29,055,571
  shares outstanding, 332,297 shares subscribed
  at March 31, 2006; and 26,756,072 shares issued,
  25,736,546 shares outstanding, 938,813 shares
  subscribed at December 31, 2005                                29,469          26,056
Additional Paid in Capital                                    7,838,908       7,548,050
  Less - Common Stock Subscriptions Receivable                     (332)           (939)
Accumulated Other Comprehensive (Loss)                         (334,472)       (339,454)
Accumulated (Deficit)                                       (13,920,596)    (13,512,772)
Treasury Stock                                                  (32,285)        (32,285)
                                                           ------------    ------------
              Total Stockholders' Equity                     (6,419,308)     (6,311,344)


              Total Liabilities and Stockholders' Equity   $    608,739    $    612,540
                                                           ============    ============



The accompanying notes are an integral part of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Unaudited       Unaudited
                                                        Jan 1, 2006-    Jan 1, 2005-
                                                        Mar 31, 2006    Mar 31, 2005
                                                        ------------    ------------
Revenues                                                $       --      $       --

General and Administrative Expenses                          346,750         453,234
  Funded R & D                                                  --              --
  Cost of Funded R & D                                        33,377          47,129
  Net R & D Cost                                              33,377          47,129
                                                        ------------    ------------
              Operating (Loss)                              (380,127)       (500,363)

Interest Income                                                 --                47
Interest in Income (Loss) of Unconsolidated Companies        (27,696)        (17,314)
                                                        ------------    ------------
              (Loss) from Continuing Operations             (407,823)       (517,630)

Income Taxes                                                    --              --
              Net (Loss)                                $   (407,823)   $   (517,630)
                                                        ============    ============

Net (Loss) Per Share Common Stock                              (0.02)          (0.04)
Weighted Average Common Shares Outstanding                26,780,935      14,213,131






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


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     Unaudited       Unaudited
                                                                    Jan 1, 2006-    Jan 1, 2005-
                                                                    Mar 31, 2006    Mar 31, 2005
                                                                    ------------    ------------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss)                                                        $   (407,823)   $   (517,630)
  Equity Loss from Investee                                               27,693          17,314
  Depreciation and Amortization                                            8,096          35,742
  Pay Fee Debenture                                                         --          (275,000)
  Services for Common Stock                                                 --             6,500
  Increase (Decrease) Current Liabilities                                (14,699)         24,146
  Increase Accrued Interest                                                 --            98,086
                                                                    ------------    ------------
              Net Cash provided by (used in) Operating Activities       (386,733)       (610,842)


Cash Flows from Investing Activities
------------------------------------
  Deposits                                                                  --            (2,300)
  Purchase Equipment and Patent                                          (14,966)        (97,907)
                                                                    ------------    ------------
              Net Cash (used in) Investing Activities                    (14,966)       (100,207)


Cash Flows from Financing Activities
------------------------------------
  Increase Notes Payable                                                 120,399         563,645
  Increase Stock Issue                                                   294,878         315,707
                                                                    ------------    ------------
              Net Cash provided by Financing Activities                  415,277         879,352


Net Increase (Decrease) in Cash and Cash Equivalents                      13,578         168,303

Cash and Cash Equivalents at Beginning of Period                          (1,534)         88,908
                                                                    ------------    ------------
Cash and Cash Equivalents at End of Period                          $     12,044    $    257,211
                                                                    ============    ============







The accompanying notes are an integral part of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        JANUARY 1, 2006 - MARCH 31, 2006
                                    Unaudited




                                                                     Additional
                                     No. Common         Par           Paid In         Stock
Description                         Shares (Ea.)       Value          Capital       Subscribed
-----------------------------------------------------------------------------------------------
Balance January 1, 2006               26,056,072    $     26,056    $  7,548,049   $       (939)
Common Stock Sold                      3,412,509           3,413         290,859
Common Stock Issued for Services
Common Stock Issued for Interest
Common Stock Issued for Notes
Common Stock Escrowed                                                                       607
Net (Loss)
Other Comprehensive Income (Loss)           --              --              --             --
Foreign Exchange Gain (Loss)                --              --              --             --
-----------------------------------------------------------------------------------------------
Balance March 31, 2006                29,468,581    $     29,469    $  7,838,908   $       (332)
                                                    ===========================================
Treasury Shares                          (80,713)
Escrowed Stock                          (332,297)
                                    ------------
Shares Outstanding                    29,055,571
                                    ============


                                     Accumulated
                                        Other
                                    Comprehensive   Accumulated       Treasury
Description                         Income (Loss)     Deficit          Stock            Total
------------------------------------------------------------------------------------------------
Balance January 1, 2006             $   (339,454)   $(13,512,773)   $    (32,285)   $ (6,311,346)
Common Stock Sold                           --              --              --           294,272
Common Stock Issued for Services            --              --              --              --
Common Stock Issued for Interest            --              --              --              --
Common Stock Issued for Notes               --              --              --              --
Common Stock Escrowed                       --              --              --               607
Net (Loss)                                  --          (407,823)           --          (407,823)
Other Comprehensive Income (Loss)          4,982            --              --             4,982
Foreign Exchange Gain (Loss)                --              --              --              --
------------------------------------------------------------------------------------------------
Balance March 31, 2006              $   (334,472)   $(13,920,596)   $    (32,285)   $ (6,419,308)
================================================================================================







The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2006, DECEMBER 31, 2005

                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with standards established by the Public Company Accounting Oversight Board (United States). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2005.

                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(407,823) for the three months ended March 31, 2005 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

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

The Company's ability to continue as a going concern also involves the carbon dioxide separator equipment which is currently inactive but the company signed an agreement with DuPont to purchase the landfill gas during this quarter stated in Note 1 under Significant Accounting Policies on the December 31, 2005 audited annual consolidated financial statements. The technology has been successfully installed on similar equipment in Eastern Europe.

Although a gas purchase contract was recently obtained by the Company and litigation was recently favorably resolved, accounting standard FAS 144 has a requirement that because no cash flow has been generated as of December 31, 2005, the CO2 equipment had to be been written down to a zero value with an impairment loss of $1,417,647 included in 2005 operating expenses. While this affects the financial statements of the company it does not affect the actual value of the equipment or the ability of the company to perform on its contract for the sale of the gas.

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

                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net (loses):


                                                   Jan 1 2006-     Jan 1, 2005-
                                                   Mar 31, 2006    Mar 31, 2005
                                                   ------------    ------------
          Sales                                    $     53,084    $     80,598
          Gross Profit (Loss)                           (23,675)           (644)
          Loss from Continuing Operations               (83,086)        (51,993)
          Net (Loss)                                    (83,086)        (51,993)
          CSMG's 1/3                                    (27,696)        (17,314)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

         Results of Operations - First Quarter of 2006 Compared to First Quarter
         -----------------------------------------------------------------------
         of 2005
         -------

         We had no revenues in either Q1 2006 or Q1 2005.

         General and administrative expenses increased by $106,484 or 23% percent during Q1 2006 as compared with operating expenses during Q1 2005. Operating expenses were $380,127 in Q1 2006 and were $500,363 in Q1 2005. The increase is attributable primarily to reduction in financing fees.

         We had a net loss from operations of $407,823 for Q1 2006, compared with the net loss of $517,630 for Q1 2005.

         We accrued a loss in Q1 2006 of $27,696 from our joint venture in Ukraine with United Engineering Company, as compared with a net loss of $17,314 from this activity in Q1 2005.

         Altogether, we reported a net loss in Q1 2006 of $407,823, or $0.02 a share, compared with a net loss in Q1 2005 of $517,630 or $0.03 a share.

         We were able to remain liquid during this quarter through the sale of Rule 144 stock and additional funding from Cornell Capital Partners.

         Overview
         --------

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

         In the Ukraine clinical trial we developed a universal tissue welding device prototype that does more than 70 types of procedures. Now, we have started developing and testing specific procedure tissue welding devices for specific surgical markets so that will allow us to license specific procedure uses. In the first quarter of 2006 we began developing procedure specific tissue welding devices starting with a duct and vessel sealing device. The device should be completed in June 2006 for demonstration. The second specific purpose device will be the device for reconnecting intestine for end-to-end, end-to-side, side-to-side and keyhole surgery.

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

         The agreement expired on May 31, 2005 without action by ConMed or us. Until now we have used a universal power source that performs types of procedures. We are now developing power sources designated for specific types of procedures to enable us to license different procedure types to different medical device distribution companies. The first tested power source prototype of this specific procedure is for duct and vessel sealing and will be completed early in the second quarter 2006. The second prototype for end-to-end, end-to-side or keyhole reconnection of intestines will be completed at the end of the second quarter 2006. We plan to begin U.S. FDA and European CE Mark filings during the fourth quarter 2006. U.S. and Australian patents have been issued, and European patent applications are approved and are in the process of being issued. Other international patent applications have been filed. In April 2006 we have received the European Union patent approval and in May 2006 we received our third U.S. patent.

         We successfully demonstrated live tissue welding on porcine models in demonstrations during May, June and September of 2004 for the medical community in Louisville, Kentucky, New York, Massachusetts and Ohio.

         This project is still in the development stage, even though the Ukrainians have created a finished prototype product and a line of more than 70 surgical instruments. Improvements in the instruments are possible, and testing on live tissue of humans to U.S. testing standards may be required for some procedures. Approval of the process and equipment by the Federal Drug Administration is required. We anticipate that some applications of the technology will be approved by the F.D.A. by 2007 and that full approval will follow by 2008.

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

         We signed a contract with DuPont on February 14, 2006 to provide up to 500,000 MM BTU a year of commercial quality gas to their plant outside Mobile, Alabama. The gas does not need to meet national gas pipeline quality specifications to fulfill the DuPont contract, but based on current raw gas analysis, we believe the gas produced will be well above the required contractual specification. We are currently negotiating with pipeline companies for installation of a 6.2-mile pipeline. We are working with a lender to close the financing and expect to finalize the financing and pipeline contract during the current quarter of 2006.

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

         Outlook
         -------

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

         As of March 31, 2006 we have sold 13,710,382 shares of common stock to Cornell Capital for $1,960,000 pursuant to the Equity Line of Credit. We have escrowed 433,918 shares with Cornell's escrow agent to use as repayment of current credit line balance and future credit line use.

         As of May 3, 2006 Cornell Capital Partners, L.P., has sold 14,074,968 shares of our common stock acquired for $2,030,000 pursuant to a Standby Equity Distribution Agreement with us and 1,516,638 shares of our common stock under a convertible debenture that we issued to Cornell Capital for fees in connection with the issuance of that debenture. We have escrowed 669,307 shares with Cornell's escrow agent to use as repayment of current credit line balance and future credit line use. There is still an additional 8,232,056 shares of our common stock that are unissued under the registration statement that we could require Cornell to purchase for our current or future funding pursuant to the Standby Equity Distribution Agreement. We currently owe Cornell $460,000.

Off-Balance Sheet Arrangements

         We have a lease on our office space with twelve months remaining until it expires. Our rent is $1,100 a month, for a total of $13,200 in remaining obligations.

         Other than the office  lease,  our  company  has not  entered  into any
transaction,   agreement  or  other  contractual   arrangement  with  an  entity
unconsolidated with us under which we have

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         The  registrant  ("CSMG")  was  sued on  February  10,  2005  by  Banco
Panamericano, Inc. in the Circuit Court of Cook County, Illinois Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech LLC, Case No.2005L001514. The complaint alleges that CSMG entered into a short-term promissory note dated February 15, 2002 ("the Note") by which CSMG borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleges that the Note was secured by all of CSMG's equipment, inventory, accounts, general intangibles and other properties. The complaint alleges that the Note is in default and that SMG owed Banco Panamericano $514,920 as of February 9, 2005.

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

                  o The intention of RC and Banco Panamericano from the beginning was to get CSMG to execute the Note - secured by the Equipment, to cause the Note to go into default, and to obtain title to the Equipment through the rights of a secured creditor.

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


         CSMG had the proceeding  removed to the Federal  District Court for the
Middle District of Florida.  CSMG has  subsequently  filed its motion to dismiss the proceedings for lack of jurisdiction in Florida.  On May 2, 2006, the United
States   District  Court   dismissed  the   proceedings  for  lack  of  personal
jurisdiction over the defendants.

Item 2.           Unregistered Sales of Equity Securities

         Set forth below are previously unreported sales of our common stock since December 31, 2005 in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506.

         ---------- ----------------------------- --------- ---------- --------------
                                                  No. of    Price      Type of
         Date       Person                        Shares    Per Share  Consideration
         ---------- ----------------------------- --------- ---------- --------------
         04-04-06   Sterling FBO John Nolen IRA     20,000  $0.20      Cash
         ---------- ----------------------------- --------- ---------- --------------
         04-04-06   Sandra Allen                   250,000  $0.04      Cash
         ---------- ----------------------------- --------- ---------- --------------
         04-21-06   Robert Williams IRA             57,259  $0.36      Cash
         ---------- ----------------------------- --------- ---------- --------------

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

Dated:  May 15, 2006                              CONSORTIUM SERVICE MANAGEMENT
                                                  GROUP, INC.



                                                  By /s/ Donald S. Robbins
                                                    ----------------------------
                                                    Donald S. Robbins, President