Form 10QSB
period 2006-06-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2006-08-21
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

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

     As of August 14, 2006, the Company had 30,383,131 shares of its $.001 par value common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          10

Item 3.  Controls and Procedures                                            15

PART II - OTHER INFORMATION                                                 15

Item 1.  Legal Proceedings                                                  15

Item 2.  Unregistered Sales of Equity Securities                            17

Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                            Page
                                                                            ----

         Consolidated Balance Sheets June 30, 2006 (Unaudited)
                  and December 31, 2005                                     4
         Consolidated Statement of Operations (Unaudited)
                  June 30, 2006 and 2005                                    6
         Consolidated Statement of Cash Flows (Unaudited)
                  June 30, 2006 and 2005                                    7
         Notes to the Financial Statements                                  8

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   Unaudited         Audited
                                                 June 30, 2006     Dec 31, 2005
                                                 -------------    -------------

Current Assets
--------------
  Cash                                           $        --      $        --
                                                 -------------    -------------
              Total Current Assets                        --               --


Fixed Assets
------------
  Furniture and Equipment                               63,335           61,409
    Less Accumulated Depreciation                      (61,600)         (61,409)
                                                 -------------    -------------
              Total Fixed Assets                         1,735             --


Other Assets
------------
  Investment - United Engineering Company               87,405          136,236
  CO2 Equipment Patent                                   8,000            8,000
  Tissue Bonding Patent                                543,209          530,170
    Less Accumulated Amortization                      (77,866)         (61,866)
                                                 -------------    -------------
              Total Other Assets                 $     560,748    $     612,540


              Total Assets                       $     562,483    $     612,540
                                                 =============    =============







The accompanying notes are an integral part of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                   LIABILITIES
                                                             Unaudited         Audited
                                                           June 30, 2006     Dec 31, 2005
                                                           -------------    -------------
Current Liabilities
-------------------
   Deficit in Bank                                         $         109    $       1,534
   Accounts Payable                                              682,838          820,788
   Interest Payable                                            1,506,542        1,394,017
   Payroll Taxes Payable                                          67,671           90,968
   Notes Payable to Stockholders                               4,001,649        3,903,828
   CO2 Equipment Payable                                         206,749          206,749
   Accured CO2 expenses                                          134,833             --
                                                           -------------    -------------
              Total Current Liabilities                        6,600,391        6,417,884


Long Term Liabilities
---------------------
   Long Term Contract IAW                                        300,000          300,000
   Fee Debenture Payable                                            --               --
                                                           -------------    -------------
              Total Long-Term Liabilities                        300,000          300,000


              Total Liabilities                                6,900,391        6,717,884


Minority Interest in Consolidated Subsidiary                     206,000          206,000


        STOCKHOLDERS' EQUITY

Common stock $.001 par value, 40,000,000 shares
   authorized; 29,468,581 shares issued, 28,899,014
   shares outstanding, 488,854 shares subscribed
   at June 30, 2006; and 26,056,072 shares issued,
   25,036,546 shares outstanding, at
   December 31, 2005                                              29,469           26,056
Additional Paid in Capital                                     8,019,064        7,548,050
   Less - Common Stock Subscriptions Receivable                     (488)            (939)
Accumulated Other Comprehensive (Loss)                          (334,472)        (339,454)
Accumulated (Deficit)                                        (14,225,196)     (13,512,772)
Treasury Stock                                                   (32,285)         (32,285)
                                                           -------------    -------------
              Total Stockholders' Equity                      (6,543,908)      (6,311,344)


              Total Liabilities and Stockholders' Equity   $     562,483    $     612,540
                                                           =============    =============



The accompanying notes are an integral part of these interim financial statements.


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Unaudited        Unaudited        Unaudited        Unaudited
                                                         Apr 1, 2006-     Apr 1, 2005-     Jan 1, 2006-     Jan 1, 2005-
                                                        June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                                        ------------------------------    ------------------------------
Revenues                                                $        --      $         414    $        --      $         414

General and Administrative Expenses                           277,388          365,928          623,614          819,164
  Funded R & D                                                   --               --
  Cost of Funded R & D                                          1,095           74,056           34,997          121,185
  Net R & D Cost                                                1,095           74,056           34,997          121,185
                                                        ------------------------------    ------------------------------
      Operating (Loss)                                       (278,483)        (439,570)        (658,611)        (939,935)

Interest Income                                                  --                 13             --                 60
Interest in Income (Loss) of Unconsolidated Companies         (26,117)         (31,296)         (53,813)         (48,610)
                                                        ------------------------------    ------------------------------
      (Loss) from Continuing Operations                      (304,600)        (470,853)        (712,424)        (988,485)

Income Taxes                                                     --               --               --               --
       Net (Loss)                                       $    (304,600)   $    (470,853)   $    (712,424)   $    (988,485)
                                                        ==============================    ==============================

Net (Loss) Per Share Common Stock                               (0.01)           (0.03)           (0.02)           (0.07)
Weighted Average Common Shares Outstanding                 29,468,581       14,969,319       28,568,400       14,969,319






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


                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Unaudited        Unaudited
                                                             Jan 1, 2006-     Jan 1, 2005-
                                                            June 30, 2006    June 30, 2005
                                                            -------------    -------------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss)                                                $    (712,424)   $    (988,485)
  Equity Loss from Investee                                        48,831           48,610
  Depreciation and Amortization                                    16,192           68,208
  Pay Fee Debenture                                                  --            (275,000)
  Services for Common Stock                                          --              6,500
  Increase (Decrease) Current Liabilities                         (21,501)         222,846
  Increase Accrued Interest                                       112,525          186,229
                                                            -------------    -------------
      Net Cash provided by (used in) Operating Activities        (556,377)        (731,092)


Cash Flows from Investing Activities
------------------------------------
  Deposits                                                           --             (2,300)
  Purchase Equipment and Patent                                   (14,972)        (241,668)
                                                            -------------    -------------
      Net Cash (used in) Investing Activities                     (14,972)        (243,968)


Cash Flows from Financing Activities
------------------------------------
  Increase Notes Payable                                           97,821          354,305
  Increase Stock Issue                                            473,528          534,751
                                                            -------------    -------------
      Net Cash provided by Financing Activities                   571,349          889,056


Net Increase (Decrease) in Cash and Cash Equivalents                 --            (86,004)

Cash and Cash Equivalents at Beginning of Period                     --             88,908
                                                            -------------    -------------
Cash and Cash Equivalents at End of Period                  $        --      $       2,904
                                                            =============    =============








The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2006, DECEMBER 31, 2005

                                     NOTE 1
                              BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with standards established by the Public Company Accounting Oversight Board (United States). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2005.

                                     NOTE 2
                                  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $(712,424) for the six months ended June 30, 2006 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise funds through equity and/or debt offerings and the development and marketing of technologies. In June 2006 we signed with Empire Financial Group. The agreement is for a best efforts bridge financing of $3 million of which we have received over $1.2 million and a $5 million firm commitment for an IPO for Live Tissue Connect, Inc., our Tissue Welding/Bonding technology. However, there can be no assurance management will be successful in its endeavors. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings, or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long-term planned revenues of the Company.

The Company's ability to continue as a going concern also involves the carbon dioxide separator equipment which is currently inactive due to possible technical problems as stated in Note 1 under Significant Accounting Policies on the December 31, 2005 audited annual consolidated financial statements. It is unclear if this equipment is within specification and if not, additional upgrades estimated to cost between $200,000 to $300,000 would be required; however, with no prior production at Chastang there is no assurance that this will be successful.

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

The December 31, 2005 annual financial statements explained under Note 6 that the Company filed a motion to dismiss a lawsuit filed by Nature Coast Collections regarding loan defaults to Stonegate Management. The lawsuit was originally filed in the Federal District Court for the Middle District of Florida and was dismissed on May 2, 2006 for lack of personal jurisdiction and refiled June 30, 2006 in Federal District Court for the Southern District of Texas. The lawsuit is claiming payment for an aggregate principal sum of $630,000 plus interest and costs on four defaulted notes and it is unclear how the ultimate resolution will impact the Company.


The tissue bonding patent has a net carrying value of $465,343 and with no current operating cash flows this asset has been considered for impairment as required by accounting standards. The Company's assumptions, knowledge of the tissue bonding process and demonstrated success in Ukraine hospitals support management's assertion that eventual cash flows will be sufficient to recover the above value.

                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

The Company's 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net (loses):

                     April 1, 2006 -     April 1, 2005 -      January 1, 2006 -    January 1, 2005 -
                     June 30, 2006        June 30, 2005        June 30, 2006        June 30, 2005
                       ---------            ---------            ---------            ---------
Sales                  $  16,919            $ 359,453            $  70,003            $ 440,051
Gross Profit (Loss)
                         (16,035)             (34,447)             (39,710)             (35,091)
Other Gains              135,220              135,220
Loss from Continuing
Operations
                         (78,351)             (93,838)             (78,351)            (145,831)
Net (Loss)               (78,351)             (93,838)            (161,437)            (145,831)

CSMG's 1/3               (26,117)           $ (31,296)             (53,813)           $ (48,610)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

         Results  of  Operations  - Second  Quarter of 2006  Compared  to Second
         -----------------------------------------------------------------------
         Quarter of 2005
         ---------------

         We had $0 revenues in Q2 2006 and $414 in Q2 2005.

         Operating expenses decreased by $161,087 to $278,483 during Q2 2006 compared to $439,570 in Q2 2005. The decrease is attributable primarily to decreased financing fees.

         We had a loss from continuing operations of $304,600 for Q2 2006 compared to a loss from continuing operations of $470,853 for Q2 2005. The $166,253 reduction in loss is due primarily to a reduction in financing fees, general and administrative expenses.

         We accrued a loss in Q2 2006 of $26,117 from our joint venture in Ukraine with United Engineering Company, as compared with a loss of $31,296 from this activity in Q2 2005.

         Our net loss for Q2 2006 was $304,600, or $0.01 a share, as compared with a net loss in Q2 2005 of $470,853, or $0.03 a share, a decrease attributable to decreased expenses.

         We were able to remain liquid during this quarter through (1) reduced spending, (2) a decrease in notes payable of $54,210, (3) an increase in accrued interest of $137,494, and (4) the sale of $180,000 of common stock under the Cornell Equity Line of Credit Agreement.

         Interim  Results of  Operations - First Half of 2006  Compared to First
         -----------------------------------------------------------------------
         Half of 2005
         ------------

         We had no revenues in the first half of 2006 and $414 in the first half of 2005.

         Operating expenses of $658,611 in the first half of 2006 were 70 percent of those of the first half of 2005 - $939,935. The decrease is primarily attributable to reduction in operating costs and financing expenses.

         We had a loss from continuing operations of $712,424 in the first half of 2006 as compared with a loss from continuing operations in the first half of 2005 of $988,485 - a 25% percent decrease attributable to decreased financing expenses and lower operating costs.

         We recorded accrued losses of $53,813 in the first half of 2006 from our Ukraine joint venture operations in United Engineering Company, compared to an accrued loss of $48,610 in the first half of 2005.

         Taking into account our joint venture operations in Ukraine, we had a net loss of $712,424, or $0.01 a share in the first half of 2006 compared with a net loss of $988,485, or $0.07 a share, in the first half of 2005. Nevertheless, we feel that we are on the right course for the company, that our business ventures hold considerable promise for our company in 2006.

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

         In the Ukraine clinical trials we developed a universal tissue welding device prototype that does more than 70 types of procedures. Now, we have started developing and testing specific procedure tissue welding devices for specific surgical markets so that will allow us to license specific procedure uses. In the first quarter of 2006 we began developing procedure-specific tissue welding devices starting with a duct and vessel sealing device. We have had successful results in demonstrations and are expecting completion of the prototype device in September 2006. The second specific purpose device will be the device for reconnecting intestine for end-to-end, end-to-side, side-to-side and keyhole surgery that will begin in October 2006 with prototype completion expected in February 2007.

         Additionally, in 2006 we will be marketing the equipment in several countries that recognize the Ukraine Ministry of Health approval.

         E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding "IAW" filed U.S. and international patent applications on the process in February 1997. Three U.S., one European Union, and one Australian patents have been issued. We own the technology and have been assigned the exclusive world rights of the patents
- should they be issued. See Exhibit 10.3 filed as part of our Form 10-SB.

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

         To date we have submitted no applications, requests or testing results to the Federal Drug Administration but plan to during the next 12 months. We have not marketed the bonding equipment in Ukraine or any other non-U.S. country but we plan to market the commercial equipment once regulatory approval is received. We have continued our plans to manufacture prototypes in Ukraine and are continuing clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. To date we have completed more than 6,000 successful human surgeries and more than 70 procedure types at 10 Ukraine hospitals. We have signed two agreements with Empire Financial Group. One is for a $3 million bridge financing part of which will be used to do FDA filings on the duct and vessel sealer, and a $5 million firm commitment for an IPO for Live Tissue Connect, Inc.

         In 2002 we formed Live Tissue Connect, Inc., a Delaware corporation, through which we will develop our Tissue Bonding technology. We own 86 percent of Live Tissue Connect, Inc.

         We estimate that in excess of $4.5 million have been expended in developing the project and that $1.5 million of additional funds must be expended to bring the duct and vessel sealer product to market. On March 8, 2005 Live Tissue Connect executed an agreement with ConMed Corporation of Utica, New York pursuant to which ConMed was granted exclusive worldwide product licensing and marketing rights to bring our patented, platform, life-biological tissue bonding and welding technology to the U.S. and world markets.

         The agreement expired on May 31, 2005 without action by ConMed or us. Until now we have used a universal power source that performs types of procedures. We are now developing power sources designated for specific types of procedures to enable us to license different procedure types to different medical device distribution companies. The first tested power source prototype of this specific procedure is for duct and vessel sealing and will be delivered in September 2006. The second prototype for end-to-end, end-to-side or keyhole reconnection of intestines will be completed at the end of the fourth quarter 2006. We plan to begin U.S. FDA and European CE Mark filings during the fourth quarter 2006. U.S. and Australian patents have been issued, and European patent applications are approved and are in the process of being issued. Other international patent applications have been filed. In April 2006 we received the European Union patent approval and in May 2006 we received our third U.S. patent.

         We successfully demonstrated live tissue welding on porcine models in demonstrations during May, June and September of 2004 for the medical community in Louisville, Kentucky, New York, Massachusetts and Ohio.

         This project is still in the development stage, even though the Ukrainians have created a finished prototype product and a line of more than 70 surgical instruments. Improvements in the instruments are possible, and testing on live tissue of humans to U.S. testing standards may be required for some procedures. Approval of the process and equipment by the Federal Drug Administration is required. We anticipate that some applications of the technology will be approved by the FDA by 2007 and that full approval will follow by 2008.

         We have opened dialog with a number of medical device companies interested in bringing specific procedures to market.

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

         On June 30, 2006, we engaged the investment banking firm Empire Financial Group, Inc., a qualified and experienced underwriter, for a firm commitment underwriting, to raise a minimum of $5 million in an IPO for Live Tissue Connect, Inc. and to immediately raise for CSMG up to $3 million in a privately placed bridge funding. Neither the offering price of the shares of the IPO, nor the amount of shares has yet been determined. As of August 11, 2006 we have received just over $1.2 million from the bridge financing and paid $97,000 in fees along with an initial $10,000 fee to Empire Financial Group, Inc.

         We received $2,083,638 under a loan agreement with Cornell Capital Partners in July, August and December 2004, January and March 2005, and January through May 2006 which was repaid at the rate of $25,000 per week through the Cornell Equity Line of Credit Agreement. These funds are being used for operations of the parent and subsidiaries.

         As of June 30, 2006 we have sold 15,215,734 shares of common stock to Cornell Capital for $2,083,638 pursuant to the Equity Line of Credit. We have escrowed 478,472 shares with Cornell's escrow agent to use as repayment of current credit line balance and future credit line use. We are currently working with Cornell to repay the remaining note amount of $442,000 plus interest in cash or restricted Rule 144 stock.

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


Item 3.  Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

         On March 2, 2005, the case was removed from the Circuit Court of Cook County, Illinois to the Federal District Court for the Northern District of Illinois. CSMG filed its Motion to have the proceeding referred to the United States Bankruptcy Court for the Northern District of Illinois where the bankruptcy proceeding of RTC continues to pend. The Federal District Court referred the proceeding to the United States Bankruptcy Court on December 6, 2005. A status call was held by the United States Bankruptcy Court on August 15, 2006 and a 60-day continuance was granted.

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

         CSMG had the proceedings removed to the Federal District Court for the Middle District of Florida. CSMG subsequently filed its motion to dismiss the proceedings for lack of jurisdiction in Florida. On May 2, 2006, the United States District Court dismissed the proceedings for lack of personal jurisdiction over the defendants.

         On June 30, 2006, the registrant ("CSMG") was served by Nature Coast Collections, Inc. in the Federal District Court for the Southern District of Texas, Nature Coast Collections, Inc. v. Consortium Service Management Group, Inc., Donald S. Robbins and Gordon W. Allison. CSMG has an extension of time to answer or otherwise plead through August 21, 2006.

Item 2.  Unregistered Sales of Equity Securities

         Set forth below are previously unreported sales of our common stock since March 31, 2006 in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506.

         ---------- ------------------ --------- ----------- -------------------
                                       No. of    Price       Type of
         Date       Person             Shares    Per Share   Consideration
         ---------- ------------------ --------- ----------- -------------------
         07-06-06   Robert Machen       200,000  $0.21       Cash
         ---------- ------------------ --------- ----------- -------------------
         07-06-06   Bruce Berger         55,556  $0.18       Cash
         ---------- ------------------ --------- ----------- -------------------
         07-06-06   Keith Wilson         23,809  $0.21       Cash
         ---------- ------------------ --------- ----------- -------------------
         07-06-06   Don Early            45,000  $0.33       Consulting services
         ---------- ------------------ --------- ----------- -------------------
         07-06-06   K. Bruce Jones        5,000  $0.33       Consulting services
         ---------- ------------------ --------- ----------- -------------------
         07-11-06   Robert Machen       185,185  $0.27       Cash
         ---------- ------------------ --------- ----------- -------------------
         07-11-06   Donald S. Robbins   200,000  $0.27       Cash
         ---------- ------------------ --------- ----------- -------------------
         07-11-06   K. Bruce Jones      200,000  $0.27       Cash
         ---------- ------------------ --------- ----------- -------------------

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

Dated:  August 21, 2006                          CONSORTIUM SERVICE MANAGEMENT
                                                 GROUP, INC.



                                                 By  /s/ Donald S. Robbins
                                                    ----------------------------
                                                    Donald S. Robbins, President