Form 10QSB
period 2006-09-30
CONSORTIUM SERVICE MANAGEMENT GROUP INC
filed 2006-11-20
CIK 1015002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-27359

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

             Texas                                           74-2653437
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)

                   501 North Shoreline Drive, Suite 701 North
                            Corpus Christi, TX 78471
                                 (301) 887-7546
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

      As of November 16, 2006, the Company had 33,464,418 shares of its $.001 par value common stock issued and outstanding.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                                TABLE OF CONTENTS
                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               1

Reviewed Financial Statements:

         Report of Independent Registered Public Accounting Firm            1
         Consolidated Balance Sheets at September 30, 2006 (Unaudited)
              and December 31, 2005                                         2
         Consolidated Statement of Operations (Unaudited) for the
              Nine and Three Months Ended September 30, 2006 and 2005       4
         Consolidated Statement of Cash Flows (Unaudited) for the
              Nine Months Ended September 30, 2006 and 2005                 5
         Consolidated Statement of Stockholders' Equity for the
              Nine Months Ended September 30, 2006                          6
         Notes to the Financial Statements                                  7

Item 2.  Management's Discussion and Analysis or Plan of Operation          9

Item 3.  Controls and Procedures                                           14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 6.  Exhibits                                                          17

SIGNATURES

              Report on Review by Registered Independent Accountant



To the Board of Directors and Stockholders of Consortium Service Management Group, Inc. and consolidated Subsidiaries

I have reviewed the accompanying interim consolidated balance sheet of Consortium Service Management Group, Inc. and consolidated Subsidiaries as of September 30, 2006 and December 31, 2005 and the related interim consolidated statements of operations, cash flows, and stockholders' equity for the nine-month periods then ended as of September 30, 2006 and September 30, 2005. These interim consolidated financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim consolidated financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the interim consolidated financial statements, the Company has suffered recurring losses from operations that raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gary Skibicki, CPA, PC
Oklahoma City, OK
DATE: November 20, 2006

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    Unaudited         Audited
                                                   Sep 30, 2006    Dec 31, 2005
                                                   -----------      -----------

Current Assets
   Cash                                            $   970,982      $        --
                                                   -----------      -----------
              Total Current Assets                     970,982               --


Fixed Assets
  Furniture and Equipment                               65,284           61,409
    Less Accumulated Depreciation                      (61,697)         (61,409)
                                                   -----------      -----------
              Total Fixed Assets                         3,587               --


Other Assets
 Investment - United Engineering Company                77,160          136,236
 CO2 Equipment Patent                                       --            8,000
 Tissue Bonding Patent                                      --          530,170
   Less Accumulated Amortization                            --          (61,866)
                                                   -----------      -----------
              Total Other Assets                   $    77,160      $   612,540


              Total Assets                         $ 1,051,729      $   612,540
                                                   ===========      ===========

     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                   LIABILITIES

                                                                                 Unaudited        Audited
                                                                                Sep 30, 2006    Dec 31, 2005
                                                                                ------------    ------------
Current Liabilities
Bank overdraft                                                                  $         --    $      1,534
 Accounts Payable                                                                     25,558         820,788
 Interest Payable                                                                  1,046,733       1,394,017
 Payroll Taxes Payable                                                                 7,175          90,968
 Notes Payable to Stockholders                                                     5,304,400       3,903,828
 CO2 Equipment Payable                                                               206,749         206,749
 Accured CO2 expenses                                                                134,833              --
                                                                                ------------    ------------
              Total Current Liabilities                                            6,725,448       6,417,884


Long Term Liabilities
 Long Term Contract IAW                                                              200,000         300,000
 Fee Debenture Payable                                                                    --              --
                                                                                ------------    ------------
              Total Long-Term Liabilities                                            200,000         300,000


              Total Liabilities                                                    6,925,448       6,717,884


Minority Interest in Consolidated Subsidiary                                         206,000         206,000


        STOCKHOLDERS' EQUITY

Common stock $.001 par value, 40,000,000 shares authorized; 33,005,345 shares issued, 32,435,778 shares outstanding, 488,854 shares subscribed at September 30, 2006; and 26,056,072 shares issued,
 25,036,546 shares outstanding, at
 December 31, 2005                                                                    33,005          26,057
Additional Paid in Capital                                                         9,780,866       7,548,050
 Less - Common Stock Subscriptions Receivable                                           (488)           (939)
Accumulated Other Comprehensive (Loss)                                              (333,719)       (339,454)
Accumulated (Deficit)                                                            (15,527,098)    (13,512,773)
Treasury Stock                                                                       (32,285)        (32,285)
                                                                                ------------    ------------
              Total Stockholders' Equity                                          (6,079,719)     (6,311,344)


              Total Liabilities and Stockholders' Equity                        $  1,051,729    $    612,540
                                                                                ============    ============

     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Unaudited       Unaudited       Unaudited       Unaudited
                                                        Jul 1, 2006-    Jul 1, 2005-    Jan 1, 2006-    Jan 1, 2005-
                                                        Sep 30, 2006    Sep 30, 2005    Sep 30, 2006    Sep 30, 2005
                                                        ------------    ------------    ------------    ------------
Revenues                                                $         --    $         --    $         --    $        414

General and Administrative Expenses                        1,171,145         322,514       1,796,885       1,141,678
 Funded R&D                                                       --              --
 Cost of Funded R&D                                          322,027             210         355,554         121,195
 Net R&D Cost                                                322,027             210         355,554         121,195
                                                        ------------    ------------    ------------    ------------
            Operating (Loss)                              (1,493,172)       (322,724)     (2,152,439)     (1,262,459)

Interest Income                                                2,119              --           2,119              60
Interest in Income (Loss) of Unconsolidated Companies        (10,998)         (9,823)        (64,811)        (58,433)
                                                        ------------    ------------    ------------    ------------
            (Loss) from Continuing Operations             (1,502,051)       (332,547)     (2,215,131)     (1,320,832)

Income Taxes                                                      --              --              --              --
Extraordinary Gain                                           200,805         200,805
            Net (Loss)                                  $ (1,301,246)   $   (332,547)   $ (2,014,326)   $ (1,320,832)
                                                        ============    ============    ============    ============

Net (Loss) Per Share Common Stock
   before Extraordinary Gain                                   (0.05)            N/A           (0.08)            N/A
Net (Loss) Per Share Common Stock                              (0.04)          (0.02)          (0.07)          (0.08)
Weighted Average Common Shares Outstanding                30,928,399      15,592,685      28,756,025      17,185,574


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

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Unaudited      Unaudited
                                                                    Jan 1, 2006-   Jan 1, 2005-
                                                                    Sep 30, 2006   Sep 30, 2005
                                                                    -----------    -----------
Cash Flows from Operating Activities
 Net (Loss)                                                         $(2,014,326)   $(1,320,832)
 Equity Loss from Investee                                               64,811         58,433
 Depreciation and Amortization                                              288        100,674
 Pay Fee Debenture                                                           --        126,000
 Services for Common Stock                                              148,275          6,500
 Increase (Decrease) Current Liabilities                             (1,094,791)        57,103
 Increase Accrued CO2 Expense                                           134,833             --
 Write off FAS 144 Assets                                               476,304             --
 Interest for Stock                                                     494,792             --
 Increase Accrued Interest                                             (347,284)       371,114
                                                                    -----------    -----------
              Net Cash provided by (used in) Operating Activities    (2,137,098)      (601,008)


Cash Flows from Investing Activities
 Deposits                                                                    --         (2,300)
 Purchase Equipment and Patent                                           (3,875)      (282,896)
                                                                    -----------    -----------
              Net Cash (used in) Investing Activities                    (3,875)      (285,196)


Cash Flows from Financing Activities
 Bank Overdraft                                                              --          6,713
 Increase Notes Payable                                               2,439,012        205,305
 Increase Stock Issue                                                   672,942        585,278
                                                                    -----------    -----------
              Net Cash provided by Financing Activities               3,111,954        797,296


Net Increase (Decrease) in Cash and Cash Equivalents                    970,981        (88,908)

Cash and Cash Equivalents at Beginning of Period                             --         88,908
                                                                    -----------    -----------
Cash and Cash Equivalents at End of Period                          $   970,981    $        --
                                                                    ===========    ===========

     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      JANUARY 1, 2006 - September 30, 2006


                                                                             Additional
                                           No. Common               Par        Paid In       Stock
Description                                Shares (Ea.)            Value       Capital     Subscribed
------------------------------------------------------------------------------------------------------
Balance January 1, 2006                     26,056,072   9,175   $ 26,056   $ 7,548,049      $ (939)
Common Stock Sold                            4,354,680              4,355       676,664
Common Stock Issued for Services               278,182                278       147,997
Common Stock Issued for Interest               778,760                779       494,013           -
Common Stock Issued for Notes                1,537,651              1,538       914,144           -
Common Stock Escrowed/Subscribed                     -                  -             -         451
Net (Loss)                                           -                  -             -           -
Other Comprehensive Income (Loss)                    -                  -             -           -
Foreign Exchange Gain (Loss)                         -                  -             -           -
------------------------------------------------------------------------------------------------------
Balance September 30, 2006                  33,005,345           $ 33,005   $ 9,780,867      $ (488)
                                         =============================================================
  Treasury Shares                              (80,713)
                                         --------------
  Shares Outstanding                        32,924,632
                                         ==============


                                         Accumulated
                                           Other
                                         Comprehensive    Accumulated  Treasury
Description                              Incomec(Loss)     Deficit       Stock        Total
------------------------------------------------------------------------------------------------
Balance January 1, 2006                     $ (339,454)  $(13,512,773) $ (32,285)   $(6,311,346)
Common Stock Sold                                    -              -          -        681,019
Common Stock Issued for Services                     -              -          -        148,275
Common Stock Issued for Interest                     -              -          -        494,792
Common Stock Issued for Notes                        -              -          -        915,682
Common Stock Escrowed/Subscribed                     -              -          -            451
Net (Loss)                                           -     (2,014,326)         -     (2,014,326)
Other Comprehensive Income (Loss)                5,735              -          -          5,735
Foreign Exchange Gain (Loss)                         -              -          -              -
------------------------------------------------------------------------------------------------
Balance September 30, 2006                  $ (333,719)  $(15,527,099) $ (32,285)   $(6,079,719)
                                         =======================================================
  Treasury Shares

  Shares Outstanding

     The accompanying notes are an integral part of these interim financial statements.

                    CONSORTIUM SERVICE MANAGEMENT GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

                                     NOTE 1
                              BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with standards established by the Public Company Accounting Oversight Board (United States). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2005.

                                     NOTE 2
                                  GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $2,014,326 for the nine months ended September 30, 2006 and when combined with prior year net losses raises substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

         The Company's management has raised funds through equity and/or debt offerings. In June 2006 we signed with Empire Financial Group for a best efforts bridge financing of $3 million and of which we have received $2.75 million as of November 9, 2006 and have a $5 million firm commitment from Empire Financial Group for an IPO for Live Tissue Connect, Inc., our tissue welding/bonding technology . The possible consequences of not obtaining additional funds either through equity offerings, debt offerings, or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long-term planned revenues of the Company.

         The Company's ability to continue as a going concern also involves the carbon dioxide separator equipment which is currently inactive for reasons described below. This equipment is within specification for its contract with DuPont; however, with no prior production at Chastang there is no assurance that this will be successful.

         Although a gas purchase contract was recently obtained by the Company and litigation was recently favorably resolved, accounting standard FAS 144 has a requirement that because no cash flow has been generated as of December 31, 2005, the CO2 equipment had to be been written down to a zero value with an impairment loss of $1,417,647 included in 2005 operating expenses. For the same reason the tissue bonding and CO2 patents had to be written down during the 3rd quarter 2006 for a total loss of $476,304 and are included in the 3rd quarter operating loss. While this affects the financial statements of the company it does not affect the actual value of the equipment, patents or the ability of the company to perform on its contracts.

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

         Waste Management and the Company are currently discussing the future capability of the Chastang site to produce sufficient waste gas volume of the appropriate composition to enable the Company's carbon dioxide scrubber to produce saleable gas in marketable quantities to service neighboring industry. If the actions being taken at the site by Waste Management are deemed to be insufficient for supporting commercial sales of treated waste gas, an alternate site will be sought by the Company.

                                     NOTE 3
                    INCOME (LOSS) FROM UNCONSOLIDATED COMPANY

         The Company's 33% owned subsidiary United Engineering Company, a Ukraine company, reported the following sales, gross profits and net (losses):

                            July  1, 2006 -       July  1, 2005 -     January 1, 2006 -  January 1, 2005 -
                          September  30, 2006   September 30, 2005   September 30, 2006  September 30, 2005
Sales                       $     65,114         $    187,349         $    135,147         $    627,400
Gross Profit (Loss)                 (122)             (25,604)             (39,883)              (9,478)
Other Gains                      135,220              135,220
Loss from Continuing
Operations                       (32,994)              (29469)            (194,433)            (175,300)
Net (Loss)                       (32,994)             (29,469)            (194,433)            (175,300)

CSMG's 1/3                       (10,998)        $     (9,823)             (64,811)        $    (58,433)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

         Results of Operations

         Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

         We had no revenues in the nine months ended September 30, 2006, compared to nominal revenues of $414 in during the comparable nine-month period of 2005.

         Operating expenses increased to $2,152,439 from $1,262,459 for the nine months ended September 30, 2006 compared to 2005. The increase is attributable primarily to an increase in general and administrative expenses of $655,207, or 57.4%, including finance fees, consultant fees and legal fees, as well as increased tissue welding R&D expenses and a write down of patents of $476,304.

         For the nine months ended September 30, 2006, we had a net loss from operations of $2,215,131 compared to $1,320,832 for the nine months ended September 30, 2005.

         We accrued a loss for the nine months ended September 30, 2006 of $64,811 from our joint venture in Ukraine with United Engineering Company, as compared with a net loss of $58,433 from this activity during the comparable nine-month period of 2005.

         Altogether, we reported a net loss of $2,014,326, or $0.07 per share, for the nine months ended September 30, 2006 compared to $1,320,832, or $0.08 per share, for the nine months ended September 30, 2005. Our net loss for the nine months ended September 30, 2006 included an extraordinary gain of $200,805.

         Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

         We had no revenues in either Q3 2006 or Q3 2005.

         Operating expenses were $1,493,172 in Q3 2006 and $322,724 in Q3 2005. The increase is attributable primarily to an increase in general and administrative expenses of $848,631, or 262%, including finance fees, consultant fees and legal fees, as well as increased tissue welding R&D expenses and a write down of patents of $476,304.

         We had a net loss from operations of $1,502,051 for Q3 2006, compared with $322,547 for Q3 2005.

         We accrued a loss in Q3 2006 of $10,998 from our joint venture in Ukraine with United Engineering Company, as compared with a net loss of $9,823 from this activity in Q3 2005.

         Altogether, we reported a net loss in Q3 2006 of $1,301,246, or $0.04 per share, compared with a net loss in Q3 2005 of $332,547, or $0.02 per share. Our net loss for the three months ended September 30, 2006 included an extraordinary gain of $200,805.

         Liquidity and Capital Resources

         We were able to meet our cash requirements during this quarter as a result of the bridge loan in the aggregate amount of $2,750,000 placed by Empire Financial Group from July to November 2006. We converted an aggregate of $1,409,066 in notes held by certain shareholders into an aggregate of 2,254,505 shares of Rule 144 common stock and paid $111,000 of consultant fees in Rule 144 common stock. Additionally, we converted $100,000 of the note held by Cornell Capital Partners, L.P. into Rule 144 common stock.

         Overview

         Live Tissue Bonding Equipment. The E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences, Kiev, Ukraine (the "Paton Institute") and the International Association of Welding ("IAW"), developed equipment that bonds and reconnects blood vessels and other soft tissues and organs using radio frequency fusion in substantially less time than other technologies. Animal testing resulted in minimal scar tissue formation . To date this equipment and technology have been used in more than 7,000 human surgeries in Ukraine. In addition, our experience is that there is no need for prolonged special training of surgeons and surgical personnel to use this equipment.

         To date, two United States patents, one European Union patent and one Australian patent have been issued and approximately 24 pending patent applications in the United States and overseas in connection with this live tissue bonding equipment. In addition, the Ukraine Ministry of Health has approved the technology for commercial development in Ukraine.

         In 2002, we formed Live Tissue Connect, Inc., a Delaware corporation, through which we will develop the tissue bonding technology. We own 86% of Live Tissue Connect, Inc. In March 2005, Live Tissue Connect entered into an agreement with ConMed Corporation of Utica, New York involving a potential licensing of our technology. That agreement, and all rights and licenses granted to ConMed under that agreement, expired on May 31, 2005 without action by ConMed or us.

         Until the end of 2005, all surgeries with the equipment were performed using prototype equipment in Ukraine hospitals during human clinical trials. During the Ukraine human clinical trials, we developed a device prototype that has performed than 80 types of surgical procedures. Subsequently, we successfully developed and tested a specialized device for duct and vessel sealing. This is the first of several specialized devices we intend to develop using the prototype equipment. At the end of third quarter of 2006, we began developing a second specialized device designed for intestinal surgery that we expect to be ready for demonstration in February 2007. We believe that developing specialized devices for specific surgical procedures will enable us to license our technology for use in different surgical procedures to different medical device distribution companies.

          In late 2005, our Ukraine partner received its first commercial order, from the Ukraine Ministry of Health, for ten sets of equipment. We will not participate in the revenues of this sale but will benefit from the additional funding of the development of the technology. We will participate in the revenues from all future sales. Additionally, in 2006 we will be marketing the equipment in several countries that recognize the Ukraine Ministry of Health approval.

         Approval of the process and equipment by the United States Food and Drug Administration ("FDA") is required before we can market, distribute or use our equipment in the United States. We have begun the process for FDA discovery and developing the regulatory and commercial equipment models for submission to the FDA. Additional human testing may be required to obtain FDA approval. In November 2006, we engaged a regulatory and equipment consultant to assist in obtaining FDA approval. We plan to file with the FDA and for the European CE (Conformite Europene) Mark in early 2007.

         We are beginning to market the bonding equipment in Ukraine or other Eastern European countries and plan to market the equipment in the United States and other countries if regulatory approval is received. We have continued our plans to manufacture prototypes in Ukraine and are continuing clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. To date, we have completed more than 7,000 successful human surgeries and more than 80 types of surgical procedures . We are currently negotiating with international medical device companies for possible license agreements.

         We estimate that in excess of $3.5 million have been expended in developing the tissue bonding technology and that $3.0 million of additional funds must be expended to bring this technology to market.

         Anaerobic Farm Waste Disposal Equipment. We have not found this technology to be marketable and are considering discontinuance of the product. In January 2006, we closed our Oklahoma City Anaerobic Farm Waste location. Any further activities in connection with this technology will be under the direction of our Corpus Christi office.

         Carbon Dioxide Separator. We own the technology for exclusive worldwide patent rights to a carbon dioxide (CO2) separator technology. Most of our CO2 separator equipment is manufactured in Ukraine. The equipment separates CO2 and other impurities from the gas produced in landfills and converts the remaining gas to a cleaner, up to 98% pure methane gas for use in internal combustion engines or for sale to natural gas companies. This equipment was developed for us by the Institute of Gas, Ukraine National Academy of Sciences, and is being manufactured for us by Sumy Frunze in Sumy, Ukraine.

         In February 2006, we signed a contract with DuPont to provide up to 500,000 MM BTU a year of commercial quality gas to a DuPont plant near Mobile, Alabama. The gas does not need to meet national gas pipeline quality specifications to fulfill the DuPont contract, but based on current raw gas analysis, we believe the gas produced will be well above the required contractual specification.

         The installation of the separator project in Chastang County, Alabama was completed in March 2003. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May 2003. The Ukraine supervisory team returned in early June 2003 to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. ("WMI", the operator of the landfill) ordered Resource Technology Corporation "RTC" (the holder of the gas ownership contract) off the landfill for breach of contract and contended that our CO2 separator equipment produced methane gas that failed to meet gas quality specifications and that, therefore, the agreement to buy the gas was terminated. This contention was litigated in RTC's chapter 11 reorganization proceeding. During the court proceedings in February 2006 the Company learned that RTC had erroneously misstated to WMI that the equipment was fully operational and processing the landfill gas into commercially usable gas after March 2003. In fact, CSMG had refused to bring the Ukraine start-up team back to the Chastang landfill until RTC properly replaced leaking well heads and closed other air leaks in the raw landfill gas collection system. During March 2003 the Company made two tests of the processed raw landfill gas during a 30-minute period to evaluate the effectiveness of the CO2 removal equipment at the site for removing CO2 from the landfill gas. At the time of testing RTC had not adjusted the well heads to stop air leakage into the system. The raw gas specifications were 43% CH4 - 42% CO2 and 15% oxygen and nitrogen combined. Test 1 of the processed gas showed CO2 to be at a 3.33% level and test 2 after minor equipment adjustments showed CO2 at a 2.5% level. The CO2 separator removes CO2 but not oxygen and nitrogen. Oxygen and nitrogen control is a function of tuning or managing the gas collection system. CSMG has the additional technology to remove the nitrogen and oxygen if such equipment is necessary. In May 2003 CSMG brought the Ukraine team to Chastang after the collection system had been repaired, but WMI filed for contract breach against RTC after learning of the misstatement.

         On December 16, 2004 we entered into a contract with WMI to operate the CO2 separator at Chastang, Alabama. The agreement was approved in February 2005 by the RTC trustee and the U.S. Bankruptcy Court; however, the settlement agreement was appealed by RTC insider creditors and on January 11, 2006 the appeals court refused to hear the appeal. WMI and the Company are currently discussing the future capability of the Chastang site to produce sufficient waste gas volume of the appropriate composition to enable the Company's carbon dioxide scrubber to produce saleable gas in marketable quantities to service neighboring industry. If the actions being taken at the site by WMI are deemed to be insufficient for supporting commercial sales of treated waste gas, an alternate site will be sought by the Company.

Outlook

         The company's future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the company to obtain needed additional capital, loss of personnel, particularly Chief Executive Officer Donald S. Robbins or other key executives, interruptions in the supply of equipment from manufacturers of the equipment, the development of competing products by well-capitalized competitors, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company's products.

         The Cornell Capital Partners Transaction:

         On March 29, 2004, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. ("Cornell Capital"). The registration statement for issuing new shares to Cornell Capital under the Equity Line of Credit expired in June 2006. As of September 30, 2006, we had sold an aggregate of 15,457,734 shares of common stock to Cornell Capital for total proceeds of $2,083,638 pursuant to the Equity Line of Credit. We have escrowed 488,854 shares with Cornell's escrow agent to use as repayment of our current credit line balance and future credit line use. We are currently working with Cornell to repay the remaining current credit line balance of $342,000 plus interest in cash or restricted Rule 144 stock.

         The Empire Financial Group Transaction:

         On June 30, 2006, we engaged Empire Financial Group, Inc., for a firm commitment public offering of approximately $5 million in shares common stock of Live Tissue Connect, Inc. and to immediately raise up to $3 million in a privately placed bridge financing for us, of which $2,750,000 has been received to date. Neither the offering price of the shares nor the amount of shares to be registered has been determined in connection with the proposed Live Tissue Connect public offering. As of October 25, 2006, we received $2,675,000 from the bridge financing and paid $379,500 in fees, along with an initial $10,000 fee, to Empire Financial Group.

Off-Balance Sheet Arrangements

         We have a lease on our office space with four months remaining until it expires. Our rent is $1,100 a month, for a total of $4,400 in remaining obligations.

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

Item 3.  Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, management concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

         There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         CSMG was sued on February 10, 2005 by Banco Panamericano, Inc. in the Circuit Court of Cook County, Illinois, Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech LLC, Case No. 2005L001514. The complaint alleges that CSMG entered into a short-term promissory note dated February 15, 2002 (the "Note") by which CSMG borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleged that the Note was secured by all of CSMG's equipment, inventory, accounts, general intangibles and other properties. The complaint alleged that the Note is in default and that CSMG owed Banco Panamericano $514,920 as of February 9, 2005.

         CSMG alleges as follows with regard to the allegations of Banco
Panamericano:

      o Banco Panamericano is not a bank but a Nebraska corporation that is affiliated with Resource Technologies Corporation ("RTC"), a company that is a debtor in a federal chapter 11 reorganization case.

      o CSMG and RTC had entered into a contract (the "Contract") whereby CSMG would provide equipment (the "Equipment"), at CSMG's cost, to filter landfill gas from a landfill operated by RTC located in Alabama so as to provide marketable methane gas. Among RTC's obligations under the Contract was a commitment to provide a pipeline hookup to the purchaser of the gas. CSMG and RTC would share in the proceeds from the sale of the methane gas.

      o CSMG lacked the funds to perform its obligations under the Contract. RTC therefore, arranged for its affiliate, Banco Panamericano, to lend CSMG $203,800 to enable CSMG to meet these obligations. It was understood by CSMG, RTC and Banco Panamericano that CSMG would liquidate the Note from its share of the proceeds of sale of the methane gas.

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

      o The intention of RC and Banco Panamericano from the beginning was to have CSMG execute the Note - secured by the Equipment, to cause the Note to go into default, and to obtain title to the Equipment through the rights of a secured creditor.

         CSMG believes that it, not the plaintiff, is the injured party and that this litigation properly belongs in RTC's chapter 11 proceedings in the federal bankruptcy court.

         CSMG has answered the complaint and filed counterclaims. On March 2, 2005, the case was removed from the Circuit Court of Cook County, Illinois to the Federal District Court for the Northern District of Illinois. CSMG filed a motion to have the proceeding referred to the United States Bankruptcy Court for the Northern District of Illinois where the bankruptcy proceeding of Resource Technology Corporation is pending. The Federal District Court referred the proceeding to the United States Bankruptcy Court on December 6, 2005. At an October 26, 2006 status call, the Court stated that it would review the issue of CSMG's standing to bring a substantive consolidation suit in the United States Bankruptcy Court, which decision is expected to be made in the first quarter of 2007.

         On June 30, 2006, CSMG was served by Nature Coast Collections, Inc. in the Federal District Court for the Southern District of Texas, Nature Coast Collections, Inc. v. Consortium Service Management Group, Inc., Donald S. Robbins and Gordon W. Allison. The complaint alleges that Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, Ltd., a Costa Rican entity, of four promissory notes executed by CSMG, Donald S. Robbins as guarantor, and Gordon W. Allison as guarantor. The amount claimed in the suit is the aggregate principal sum of $630,000, with interest, costs and attorney fees. CSMG has answered the complaint and filed a counterclaim alleging, among other matters, that Nature Coast Collections, Inc. is an affiliate of the debtor in the bankruptcy proceeding in the Northern District of Illinois referred to above, Resource Technology Corporation, and that CSMG should be authorized to offset its losses caused by its contractual relationship with Resource Technology Corporation against the claims of Nature Coast Collections, Inc. CSMG has moved the Federal District Court for the Southern District of Texas to transfer the proceeding to the Federal District Court for the Northern District of Illinois so that the litigation can be referred to the United States Bankruptcy Court for the Northern District of Illinois.

Item 2.  Unregistered Sales of Equity Securities

         Set forth below are previously unreported sales of our common stock since June 30, 2006 in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

---------------------------- ---------------- ------------------ ---------------- -------------------------------
                                              No. of             Price            Type of
Person                       Date             Shares             Per Share        Consideration
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Robert Machen                7-5-06           178,571            .28              Purchase
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Donald S. Robbins            7-5-06           200,000            .28              Purchase
---------------------------- ---------------- ------------------ ---------------- -------------------------------
K. Bruce Jones               7-5-06           200,000            .28              Purchase
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Robert Machen                6-08-06          85,427             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Sterling Trust FBO Barbara   8/15/06          12,946             .625             Note Conversion
Berger IRA
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Sterling Trust FBO John      8/15/06          54,270             .625              Note Conversion
Nolen IRA
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Conrad Derdeyn               8/22/06          59,423             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Sterling Trust FBO Sean S.   8/15/06          8,527              .625             Note Conversion
Nolen IRA
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Dr. Abimael Perez            8/15/06          106,504            .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Children's surgical          8/25/06          545,310            .625             Note Conversion
Services DBPP
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Bruce Henderson Family       8/25/06          91,273             .625             Note Conversion
Trust
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Kevin Pojezny                8/25/06          33,172             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Jill Pojezny                 8/25/06          33,172             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Carl Pojezny                 8/25/06          43,044             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Bob J. Harris                8/25/06          61,305             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Steve Raible                 8/25/06          35,420             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Sterling Trust Co. FBO       8215/06          157,289            .625             Note Conversion
Samuel Carpenter IRA
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Steve Isenhaur               8/28/06          72,443             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Robert J. Machen             8/28/06          26,048             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Conrad Derdeyn               8/30/06          583                .625              Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Robert Hauser                8/30/06          25,745             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Dr. William Elfarr           8/30/06          85,118             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Cornell Capital Partners LP  8/11/06          232,559            .43              SEDA Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Charles Smith                8/30/06          34,179             .625             Note conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
John Harris                  8/30/06          44,446             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Bob Deskins                  8/30/06          51,803             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Mack Taylor                  9/9/06           83,808             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Sterling Trust Con. FBO      9/9/06           48,719             .625             Note Conversion
Thomas Guidry IRA
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Herman Hohauser              9/13/06          60,000             .625             Purchase
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Steve Rothman                7/10/0           68,182             .22              Consulting fees
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Scott Cornelius              9/18/06          60,321             .625             Note conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
James Workman                9/18/06          52,555             .625             Note Conversion
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Sterling Trust Co. FBO       9/21/06          62,591             .625             Note Conversion
Gerald Frucht, IRA
---------------------------- ---------------- ------------------ ---------------- -------------------------------
ROI Associates               9/21/06          135,000            .64              Consulting fees
---------------------------- ---------------- ------------------ ---------------- -------------------------------
Steve Rothman                9/21/06          15,000             .64              Consulting fees
---------------------------- ---------------- ------------------ ---------------- -------------------------------

         All of the persons purchasing shares of common stock were known to management, and they were all accredited investors

Item 6.           Exhibits  and  Reports  on  Form  8-K

         (a)      Exhibits

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

 Exhibit No.                 Description
 -----------                 -----------

     31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November  20, 2006                  CONSORTIUM SERVICE MANAGEMENT
                                                   GROUP, INC.


                                             By  /s/ Donald S. Robbins
                                                 -------------------------------
                                                 Donald S. Robbins, President