Form 10KSB
period 2006-12-31
CSMG TECHNOLOGIES, INC.
filed 2007-04-02
CIK 1015002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐ TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

CSMG Technologies, Inc.
(Name of Small Business Issuer in its Charter)

Texas	0-27359	74-2653437
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer I.D. Number)

501 North Shoreline Drive, Suite 701 North
Corpus Christi, TX (Address of Principal Executive Offices)	78471 (Zip Code)

361-887-7546
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 1, 2007: $28,799,399.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 33,464,418

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

i

Item 10	Executive Compensation	20
	Employment Contracts	20

Item 11	Security Ownership of Certain Beneficial Owners
	and Management	21
	Changes in Control	22

Item 12	Certain Relationships and Related Transactions,
	and Director Independence	22

Item 13	Exhibits	22

Item 14	Principal Accountant Fees and Services	24

Signatures

ii

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

We were incorporated on November 17, 1992 in the State of Texas. We conduct our business from our headquarters in Corpus Christi, Texas and our office in Kiev, Ukraine. We first had revenues from operations in 1995. We are a technology management company that finances, owns, develops, patents, manages, licenses and markets innovative technologies.

We have a formal relationship with several organizations in Ukraine. They have, as their stockholders or members, Ukraine scientists, engineers and technicians.

We believe we are unique in our business mission. We have developed and own technologies that we have brought to the United States and other developed countries that were invented by the scientists and engineers of Ukraine. Included in these technologies and independent of other Ukraine business interests are:

•	our live biological tissue bonding technology, which bonds human tissue without the use of sutures, staples, sealants or glues (“Live Tissue Bonding”); and

•	our patented landfill gas purification system that processes raw landfill gas up to pipeline quality.

In 1994 we organized United Engineering Company (“UEC”), a Ukrainian company. In Ukraine it is referred to as a “joint stock company with a foreign investor.” We own one-third of UEC. The remaining owners are Ukraine companies and individuals. UEC is authorized by Ukraine law, among other things, to perform classified and secret construction works related to the national security of Ukraine. From 1995 to 2002 UEC negotiated contracts with U.S. and German contractors to dismantle the Ukraine nuclear and non-nuclear missiles, silos and related equipment under the START treaty. Such contracts were for amounts of approximately $6 million for U.S. contractors and DM4.7 million for German contractors, primarily for dismantling ICBM silos.

We identify state-of-the-art technologies that appear to have strong commercial application and in return for financing the costs of research and development, patent applications, manufacturing, and market distribution, we acquire ownership of these technologies, including all patents and other intellectual property in connection with these technologies. Our Live Tissue Bonding and CO2 separator technologies are examples of such projects.

Working through the Ukraine Academy of Sciences and the E.O. Paton Institute of Electric Welding, we have successfully negotiated technology transfer agreements for the Live Tissue Bonding Equipment Project and the Carbon Dioxide Separator Project set forth below.

Business of the Company

Live Tissue Bonding Equipment. The E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences, Kiev, Ukraine (the “Paton Institute”) and the International Association of Welding (“IAW”), developed equipment that bonds and reconnects blood vessels and other soft tissues and organs using radio frequency fusion in substantially less time than other technologies. Animal testing resulted in minimal scar tissue formation . To date this equipment and technology has been used in more than 7,000 human surgeries in Ukraine. In addition, our experience is that there is no need for prolonged special training of surgeons and surgical personnel to use this equipment.

To date, four United States patents, one European Union patent and one Australian patent have been issued and approximately 22 pending patent applications in the United States and overseas in connection with this live tissue bonding equipment. In addition, the Ukraine Ministry of Health has approved the technology for commercial development in Ukraine.

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

Until the end of 2006, all surgeries with the equipment were performed using prototype equipment in Ukraine hospitals during human clinical trials. During the Ukraine human clinical trials, we developed a device prototype that has performed more than 80 types of surgical procedures. Subsequently, we successfully developed and tested a specialized device for duct and vessel sealing. This is the first of several specialized devices we intend to develop using the prototype equipment. At the end of third quarter of 2006, we began developing a second specialized device designed for intestinal surgery that we expect to be ready for demonstration in May 2007. We believe that developing specialized devices for specific surgical procedures will enable us to license our technology for use in different surgical procedures to different medical device distribution companies. To date we have identified 13 different surgical procedure device types for license. We are currently in negotiations with potential licensees.

Approval of the process and equipment by the United States Food and Drug Administration (“FDA”) is required before we can market, distribute or use our equipment in the United States. We have begun the process for FDA discovery and developing the regulatory and commercial equipment models for submission to the FDA. Additional human testing may be required to obtain FDA approval. In November 2006, we engaged a regulatory and equipment consultant to assist in obtaining FDA approval. We plan to file with the FDA and for the European CE (Conformité Européne) Mark in early 2007. We are working with qualified US medical device and instrument manufacturers to manufacture the commercial equipment. Additionally, we have retained a qualified firm to complete FDA Filings.

We are beginning to market the bonding equipment in Ukraine or other Eastern European countries and plan to market the equipment in the United States and other countries if regulatory approval is received. We have continued our plans to manufacture prototypes in Ukraine and are continuing clinical trials in Ukraine for comprehensive human clinical product development. We began this clinical work in May 2000. To date, 7,000 successful human surgeries have been completed utilizing more than 80 types of surgical procedures . We are currently negotiating with international medical device companies for possible license agreements.

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

We estimate that in excess of $5.5 million have been expended in developing the tissue bonding technology and that $2.0 million of additional funds must be expended to commercialize this technology.

Anaerobic Farm-Waste Disposal Equipment. We have not found this product to be marketable and have discontinued the product.

Carbon Dioxide Separator. We own the patented technology and exclusive worldwide rights to the CO2 separator technology with most of the equipment being manufactured in Ukraine. The technology separates carbon dioxide and other impurities from the gas produced in landfills. The equipment converts the remaining gas to a cleaner, up to 98-percent pure methane gas for use in internal combustion engines or for sale to natural gas companies. This equipment was developed for us by the Institute of Gas, Ukraine National Academy of Sciences and will be manufactured for us only by Sumy Frunze in Sumy, Ukraine. We have installed the first set of equipment at a landfill in Chastang (Mobile), Alabama.

We signed a contract with DuPont on February 14, 2006 to provide up to 500,000 MM BTU a year of commercial quality gas to their plant outside Mobile, Alabama. The gas does not need to meet national gas pipeline quality specifications to fulfill the DuPont contract, but based on current raw gas analysis, we believe the gas produced will be well above the required contractual specification.

We have installed the first unit at a landfill in Chastang County, Alabama in March 2003. Start-up and equipment adjustment were delayed while waiting for the landfill gas owner to complete installation of the end-user pipeline and gas metering system. This was installed near the end of March just as our Ukraine supervisory team had to return to Ukraine. In addition, the landfill gas quality was well below expected levels and required repairs to the gas gathering system to reduce air intake. The landfill gas owner coordinated and completed these repairs during the next few weeks, finishing toward the end of May. The Ukraine supervisory team returned in early June to oversee service, start-up and adjust the equipment. Poor weather caused some delays but this was completed in about two weeks. As we prepared to begin start-up operations and equipment adjustment, Waste Management Inc. (“WMI”, the operator of the landfill) ordered Resource Technology Corporation “RTC” (the holder of the gas ownership contract) off the landfill for breach of contract. and contended that our CO2 separator equipment produces methane gas that fails to meet gas quality specifications and that, therefore, the agreement to buy the gas is terminated. This contention was litigated in RTC’s chapter 11 reorganization proceeding. During the court proceedings in February 2006 the company learned that RTC had erroneously misstated to WMI that the equipment was fully operational and processing the landfill gas into commercially usable gas after March 2003. In fact, CSMG had refused to bring the Ukraine start-up team back to the Chastang landfill until RTC properly replaced leaking well heads and closed other air leaks in the raw landfill gas collection system. During March 2003 the company made two tests of the processed raw landfill gas during a 30-minute period to evaluate the effectiveness of the CO2 removal equipment at the site for removing CO2 from the landfill gas. At the time of testing RTC had not adjusted the well heads to stop air leakage into the system. The raw gas specifications were 43% CH4 - 42% CO2 and 15% O2 and N combined. Test 1 of the processed gas showed CO2 to be at a 3.33% level and test 2 after minor equipment adjustments showed CO2 at a 2.5% level. The CO2 separator removes CO2 but not O2 and N. O2 and N control is a function of tuning or managing the gas collection system. CSMG has the additional technology to remove the N and O2 if such equipment is necessary. In May 2003 CSMG brought the Ukraine team to Chastang after the collection system had been repaired, but WMI filed a breach of contract action against RTC after learning of the misstatement.

We entered into a contract with WMI to operate the CO2 separator at Chastang, Alabama. The agreement was approved in February 2005 by the RTC trustee and the U.S. Bankruptcy Court; however, the settlement agreement was appealed by RTC insider creditors and on January 11, 2006 the appeals court refused to hear the appeal. There is a dispute between WMI and the company with regard to the Chastang Waste Site in Chastang, Alabama. WMI was to maintain the site so as to produce marketable levels of waste site gas. The site has failed to produce such volume and WMI has countered by demanding the company remove its equipment from the site. Discussions to resolve the issues are on-going. If the actions being taken at the site by WMI are deemed to be insufficient for supporting commercial sales of treated waste gas, the company expects to seek an alternate site.

Manufacturing

Live Tissue Bonding equipment. To move the Live Tissue Bonding product into market, we are currently working with retained medical device experts, manufacturers, and FDA consultants to move the product into the commercial market in the United States and Europe. We expect to complete the first generation of U.S. devices and instruments in the second quarter of 2007. We expect to manufacture the tissue bonding/welding units in Eastern Europe for the Eastern Europe, China, and India markets. We expect to manufacture the Live Tissue Bonding units for the United States and European markets in the United States and Europe, respectively.

CO2 Separator. The carbon dioxide separator plants will be manufactured in Sumy, Ukraine by Sumy Frunze.

Competition

Live Tissue Bonding equipment. We have the only equipment in the world that reconnects live tissues without the use of staples, sutures, glues or sealant. We compete with existing conventional surgical methods of wound closing technologies such as sutures, staples, glues and sealant. We anticipate that our technology will supplement most other methods of bonding human soft tissue and blood vessels.

CO2 Separator. Numerous companies manufacture CO2 separators in the United States. Based upon our experience in the industry, we believe that we can compete successfully on the basis of the higher percentage of pure methane that can be produced by our CO2 separator, lower capital costs and the lower prices of production for our CO2 separator.

Patents, Trademarks and Licenses

Live Tissue Bonding equipment. We own the Live Tissue Bonding technology and all worldwide rights. Patents and patent applications for the United States, the European Patent Convention, Australia, Russia, Ukraine, China, India, Canada and Japan have been assigned to us. Four United States patents, one Australian patent, one Canadian patent and one European Patent Convention patent have been issued. One European patent has been approved and we are waiting its issuance. We have seven patents issued and 22 patent applications pending.

CO2 Separator. One U.S. patent covering the CO2 separator has been issued. We own the CO2 separator patented technology, equipment and all world rights. We are obligated to pay a five percent royalty to the Ukrainians when the equipment is installed and fully operational based on the adjusted retail price of the equipment.

Government Approval and Regulations

Live Tissue Bonding equipment. The Live Tissue Bonding equipment must obtain the approval of the Federal Drug Administration (the “FDA”) before it can be sold to be used on humans in the United States. We expect to file with the FDA for such approval during 2007.

CO2 Separator. CO2 separator plants require no governmental approval before being placed into use, but the results of their usage are subject to the oversight authority of the Environmental Protection Agency.

Research and Development

During 2006, we expended $558,488 on research and development. During 2005, we expended $133,105 on research and development. We expect to invest an additional $2.0 million in 2007 for research and development in bring the Live Tissue Bonding product to market.

Employees

We employ six persons full time in the United States and two persons full time in Kiev, Ukraine.

ITEM 2. DESCRIPTION OF PROPERTY.

We rent office space in the following cities as follows:

	Approximate Square Feet	Monthly Rent	Term
Corpus Christi, TX	1,000	$1,113	Expires May 1, 2008
Kiev, Ukraine	800	$1,200	Month-to-Month

We rent our office space in Corpus Christi through an arrangement with Donald Robbins, our President and Chief Executive Officer and a director, who is the tenant on the lease, and we pay the rent directly to the landlord. Effective June 1, 2007, our monthly rent will increase to $1,146 for the remainder of the term.

ITEM 3. LEGAL PROCEEDINGS.

CSMG was sued on February 10, 2005 by Banco Panamericano, Inc. in the Circuit Court of Cook County, Illinois, Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech LLC, Case No. 2005L001514. The complaint alleges that CSMG entered into a short-term promissory note dated February 15, 2002 (the “Note”) by which CSMG borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleged that the Note was secured by all of CSMG’s equipment, inventory, accounts, general intangibles and other properties. The complaint alleged that the Note is in default and that CSMG owed Banco Panamericano $514,920 as of February 9, 2005.

CSMG alleges as follows with regard to the allegations of Banco Panamericano:

•	Banco Panamericano is not a bank but a Nebraska corporation that is affiliated with Resource Technologies Corporation (“RTC”), a company that is a debtor in a federal chapter 11 reorganization case.
•
CSMG and RTC had entered into a contract (the “Contract”) whereby CSMG would provide equipment (the “Equipment”), at CSMG’s cost, to filter landfill gas from a landfill operated by RTC located in Alabama so as to provide marketable methane gas. Among RTC’s obligations under the Contract was a commitment to provide a pipeline hookup to the purchaser of the gas. CSMG and RTC would share in the proceeds from the sale of the methane gas.

•
CSMG lacked the funds to perform its obligations under the Contract, RTC arranged for its affiliate, Banco Panamericano, to lend CSMG $203,800 to enable CSMG to meet these obligations. It was understood by CSMG, RTC and Banco Panamericano that CSMG would liquidate the Note from its share of the proceeds of sale of the methane gas.

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

•
The intention of RC and Banco Panamericano from the beginning was to have CSMG execute the Note - secured by the Equipment, to cause the Note to go into default, and to obtain title to the Equipment through the rights of a secured creditor.

CSMG believes that it, not the plaintiff, is the injured party and that this litigation properly belongs in RTC’s chapter 11 proceedings in the federal bankruptcy court.

CSMG answered the complaint and filed counterclaims. On March 2, 2005, the case was removed from the Circuit Court of Cook County, Illinois to the Federal District Court for the Northern District of Illinois. CSMG filed a motion to have the proceeding referred to the United States Bankruptcy Court for the Northern District of Illinois where the bankruptcy proceeding of Resource Technology Corporation is pending. The Federal District Court referred the proceeding to the United States Bankruptcy Court on December 6, 2005. At the status call on October 26, 2006, the Court stated that it would review the issue of CSMG’s standing to bring a substantive consolidation suit in the United States Bankruptcy Court, which decision is expected to be made in the first quarter of 2007. No discovery has commenced.

On June 30, 2006, CSMG was served by Nature Coast Collections, Inc. in the Federal District Court for the Southern District of Texas, Nature Coast Collections, Inc. v. Consortium Service Management Group, Inc., Donald S. Robbins and Gordon W. Allison. The complaint alleges that Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, Ltd., a Costa Rican entity, of four promissory notes executed by CSMG, Donald S. Robbins as guarantor, and Gordon W. Allison as guarantor. The amount claimed in the suit is the aggregate principal sum of $630,000, with interest, costs and attorney fees. CSMG has answered the complaint and filed a counterclaim alleging, among other matters, that Nature Coast Collections, Inc. is an affiliate of the debtor in the bankruptcy proceeding in the Northern District of Illinois referred to above, Resource Technology Corporation, and that CSMG should be authorized to offset its losses caused by its contractual relationship with Resource Technology Corporation against the claims of Nature Coast Collections, Inc. CSMG has moved the Federal District Court for the Southern District of Texas to transfer the proceeding to the Federal District Court for the Northern District of Illinois so that the litigation can be referred to the United States Bankruptcy Court for the Northern District of Illinois. No discovery has commenced.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during the fourth quarter of 2006 through the solicitation of proxies or otherwise.

On January 3, 2007, we held our 2006 Annual Meeting of Shareholders, which was adjourned from its original scheduled date of December 20, 2006, and the following matters were presented:

1. The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified and received the number of votes set forth opposite their respective names.

	For Election	Against/ Withheld Authority
Donald S. Robbins	24,015,263	278,048
Esmeralda G. Robbins	23,932,763	360,548
Conrad Derdeyn	24,056,263	237,048
K. Bruce Jones	23,961,263	332,048
Robert Jay Machen	24,018,623	274,688

2. A proposal to amend the company’s Articles of Incorporation to increase the total number of authorized shares to 90,000,000 and the number of shares of common stock to 80,000,000 was approved, with 23,677,675 votes for, 611,032 votes against and 4,604 abstentions.

3. A proposal to amend the company’s Articles of Incorporation to change the name of the company to “CSMG Technologies, Inc.” was approved, with 24,064,809 votes for, 192,502 votes against and 36,000 abstentions.

4. A proposal to approve an amendment to the company’s 2003 Stock Option Plan to increase the number of shares available for grant under the plan to 3,300,000 was approved, with 11,334,864 votes for, 891,544 votes against and 33,160 abstentions.

5. Gary Skibicki, CPA, PC was ratified as the company’s independent auditors for the 2006 fiscal year, with 24,203,323 votes for, 83,888 votes against and 6,100 abstentions.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The company’s Common Stock is quoted on the OTC Bulletin Board. Its symbol is “CTUM,” or, depending upon the Internet service that quotes Bulletin Board stocks, CTUM.OB.

The range of high and low bid information for our Common Stock for the last two fiscal years is set forth below. The source of this information is the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.
	High	Low
2005

1st Qtr	1.02	0.13
2nd Qtr.	0.22	0.07
3rd Qtr.	0.10	0.035
4th Qtr.	0.083	0.03

2006

1st Qtr	0.51	0.36
2nd Qtr.	0.43	0.21
3rd Qtr.	0.78	0.255
4th Qtr.	0.64	0.25

Holders

As of December 31, 2006 there were approximately 322 holders of record of our Common Stock.

Dividends

We have paid no dividends to our common stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to use any earnings to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have no compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities.

Set forth below are the sales of our common stock since January 1, 2006 in transactions exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 issued under that Act.

Date	Person	No. of Shares	Price Per Share	Type of Consideration
1/7/06	Steve Raible	50,000	$0.04	Cash
1/7/06	Sheril Palmer-Ball	300,000	$0.04	Cash
1/11/06	Bruce Burger	375,000	$0.04	Cash
1/11/06	William Weldon	250,000	$0.04	Cash
1/11/06	Abimael Perez	35,250	$0.04	Cash
1/11/06	Joseph Kutz	125,000	$0,04	Cash
1/11/06	Robert Machen	200,000	$0.06	Cash
1/12/06	Sandra Allen	250,000	$0.04	Cash
2/8/06	Donald Robbins	200,000	$0.06	Services rendered
2/16/06	K. Bruce Jones	83,333	$0.06	Cash
2/21/06	Sterling FBO John Nolen IRA	20,000	$0.20	Cash
3/16/06	Robert Williams IRA	57,259	$0.36	Cash
5/12/06	Bruce Berger	55,556	$0.18	Cash
5/15/06	ROI Associates	Warrants(1)	(1)	Consulting fees
5/15/06	ROI Associates	Warrants(2)	(2)	Consulting fees
5/15/06	ROI Associates	Warrants(3)	(3)	Consulting fees
5/15/06	ROI Associates	Warrants(4)	(4)	Consulting fees
5/15/06	Steve Rothman	Warrants(5)	(5)	Consulting fees
5/15/06	Steve Rothman	Warrants(6)	(6)	Consulting fees
5/15/06	Steve Rothman	Warrants(7)	(7)	Consulting fees
5/15/06	Steve Rothman	Warrants(8)	(8)	Consulting fees
5/17/06	Keith Wilson	23,809	$0.21	Cash
6/8/06	Robert Machen	200,000	$0.21	Cash
6/8/06	Robert Machen	85,427	$0.625	Note conversion
7/5/06	Robert Machen	178,571	$0.28	Cash
7/5/06	Donald S. Robbins	200,000	$0.28	Cash
7/5/06	K. Bruce Jones	200,000	$0.28	Cash
7/10/06	Steve Rothman	68,182	$0.22	Consulting fees
8/11/06	Cornell Capital Partners LP	232,559	$0.43	SEDA note conversion
8/15/06	Sterling Trust FBO Barbara Berger IRA	12,946	$0.625	Note conversion
8/15/06	Sterling Trust FBO John Nolen IRA	54,270	$0.625	Note conversion
8/15/06	Sterling Trust FBO Sean S. Nolen IRA	8,527	$0.625	Note conversion
8/15/06	Dr. Abimael Perez	106,504	$0.625	Note conversion
8/22/06	Conrad Derdeyn	59,423	$0.625	Note conversion
8/25/06	Children’s surgical Services DBPP	545,310	$0.625	Note conversion
8/25/06	Bruce Henderson Family Trust	91,273	$0.625	Note conversion
8/25/06	Kevin Pojezny	33,172	$0.625	Note conversion
8/25/06	Jill Pojezny	33,172	$0.625	Note conversion
8/25/06	Carl Pojezny	43,044	$0.625	Note conversion

8/25/06	Bob J. Harris	61,305	$0.625	Note conversion
8/25/06	Steve Raible	35,420	$0.625	Note conversion
8/25/06	Sterling Trust Co. FBO Samuel Carpenter IRA	157,289	$0.625	Note conversion
8/28/06	Steve Isenhaur	72,443	$0.625	Note conversion
8/28/06	Robert J. Machen	26,048	$0.625	Note conversion
8/30/06	Conrad Derdeyn	583	$0.625	Note conversion
8/30/06	Robert Hauser	25,745	$0.625	Note conversion
8/30/06	Dr. William Elfarr	85,118	$0.625	Note conversion
8/30/06	Charles Smith	34,179	$0.625	Note conversion
8/30/06	John Harris	44,446	$0.625	Note conversion
8/30/06	Bob Deskins	51,803	$0.625	Note conversion
9/9/06	Mack Taylor	83,808	$0.625	Note conversion
9/9/06	Sterling Trust Con. FBO Thomas Guidry IRA	48,719	$0.625	Note conversion
9/13/06	Herman Hohauser	60,000	$0.625	Cash
9/18/06	Scott Cornelius	60,321	$0.625	Note conversion
9/18/06	James Workman	52,555	$0.625	Note conversion
9/21/06	Sterling Trust Co. FBO Gerald Frucht, IRA	62,591	$0.625	Note conversion
9/21/06	ROI Associates	135,000	$0.64	Consulting fees
9/21/06	Steve Rothman	15,000	$0.64	Consulting fees
11/2/06	John Crooch	34,467	$0.625	Note conversion
11/2/06	Hawk Associates	60,000	$0.625	Issued in lieu of payment of fees for public relations services
11/2/06	James Brown	50,000	$0.625	Issued in lieu of payment of interest due on outstanding note
11/2/06	David G. Eastman	50,000	$0.625	Issued in lieu of payment of interest due on outstanding note
11/2/06	Jack Massey	32,000	$0.625	Note conversion
1/3/07	Robert Machen	150,000	$0.40	Fees
1/3/07	Donald S. Robbins	150,000	$0.40	Fees
1/3/07	Esmeralda Robbins	150,000	$0.40	Fees
1/3/07	Conrad Derdeyn	150,000	$0.40	Fees
1/3/07	Bruce Jones	100,000	$0.40	Fees

(1)	Represents warrants to purchase an aggregate of up to 360,000 shares of common stock at an exercise price of $0.40 per share, expiring on December 31, 2012.
(2)	Represents warrants to purchase an aggregate of up to 90,000 shares of common stock at an exercise price of $0.50 per share, expiring on December 31, 2012.
(3)	Represents warrants to purchase an aggregate of up to 90,000 shares of common stock at an exercise price of $0.60 per share, expiring on December 31, 2012.
(4)	Represents warrants to purchase an aggregate of up to 90,000 shares of common stock at an exercise price of $0.75 per share, expiring on December 31, 2012.
(5)	Represents warrants to purchase an aggregate of up to 40,000 shares of common stock at an exercise price of $0.40 per share, expiring on December 31, 2012.
(6)	Represents warrants to purchase an aggregate of up to 10,000 shares of common stock at an exercise price of $0.50 per share, expiring on December 31, 2012.
(7)	Represents warrants to purchase an aggregate of up to 10,000 shares of common stock at an exercise price of $0.60 per share, expiring on December 31, 2012.
(8)	Represents warrants to purchase an aggregate of up to 10,000 shares of common stock at an exercise price of $0.75 per share, expiring on December 31, 2012.

All of the purchasers were known to management, they were all accredited investors and had access to all material information concerning the company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Financial Statements.”

Sales

We had no revenues in FY 2006 compared with $414 revenues of in FY 2005. We reported a loss of $3,017,734 in FY 2006 and a loss of $3,261,409 in FY 2005, of which losses $64,811 and $91,471, respectively, were attributed to our 33.3 percent interest in the income of an unconsolidated subsidiary, United Engineering Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This loss represents our share of the profits and losses from the missile site conversion activities of United Engineering Company

Selling, General and Administrative Expenses

We decreased our general and administrative expenses from $3,037,307 during FY 2005 to $2,606,143 during FY 2006. The activities which these expenses were intended to benefit were our human tissue bonding project and our carbon dioxide separator project. The last of these projects - which is based upon excellent Ukraine-developed equipment that can be manufactured in Ukraine, brought to the U.S. and installed at considerable savings to the employment of U.S. equipment of comparable or inferior quality - represents a considerable part of our business plan for the future.

Net Loss

We decreased our fiscal year 2005 net loss of $3,261,409, or $0.17 per share, to a net loss of $3,017,734 , or $.10 per share, in FY 2006. This decrease was primarliy attributable to an extraordinary gain in FY 2006 in the amount of $200,805 resulting from forgiveness of certain accrued indebtedness, compared to $-0- in FY 2005, and interest income of $10,903 in FY 2006, compared to $60 in FY 2005 as a result of the bridge loan received from Empire Financial Group, Inc. discussed below.

Liquidity and Capital Resources

We were able to meet our cash requirements during this quarter as a result of the bridge loan in the aggregate amount of $2,750,000 placed by Empire Financial Group from July to November 2006. In addition, we converted an aggregate of $1,409,066 in notes held by certain shareholders into an aggregate of 2,254,505 shares of Rule 144 common stock and paid $111,000 of consultant fees in Rule 144 common stock. Additionally, we converted of $100,000 of the note held by Cornell Capital Partners, L.P. into Rule 144 common stock and received proceeds of $461,800 from the sale of Rule 144 common stock.

We have signed a firm commitment letter agreement for a minimum $5 million dollar Initial Public Offering “IPO” with Empire Financial Group for our subsidiary Live Tissue Connect, Inc.

Outlook

The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

The Cornell Capital Partners Financing:

On March 29, 2004, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. (“Cornell Capital”). The registration statement for issuing new shares to Cornell Capital under the Equity Line of Credit expired in June 2006. As of September 30, 2006, we had sold an aggregate of 15,457,734 shares of common stock to Cornell Capital for total proceeds of $2,083,638 pursuant to the Equity Line of Credit.  We have escrowed 488,854 shares with Cornell’s escrow agent to use as repayment of our current credit line balance and future credit line use.  We are currently working with Cornell to repay the remaining current credit line balance, which as of March 1, 2007 amounted to $242,000, plus interest in cash or restricted Rule 144 stock.

The Empire Financial Group Transaction:

On June 30, 2006, we engaged Empire Financial Group for a firm commitment public offering of approximately $5 million in shares of common stock of Live Tissue Connect, Inc. and to immediately raise up to $3 million in a privately placed bridge financing for us, of which $2,750,000 has been received to date. Neither the offering price of the shares nor the amount of shares to be registered has been determined in connection with the proposed Live Tissue Connect public offering. As of December 31, 2006, we have received $2,750,000 from the bridge financing and paid $379,500 in fees, along with an initial $10,000 fee, to Empire Financial Group.

We have signed a firm commitment letter agreement for a minimum $5 million dollar Initial Public Offering “IPO” with Empire Financial Group for our subsidiary Live Tissue Connect, Inc.

Off-Balance Sheet Arrangements

The lease on our office space is in the name of Donald Robbins, our President and Chief Executive Officer, although we an arrangement with Mr. Robbins to pay the rent on this lease until it expires in 11 months. Our rent is $1,113 a month that will increase to $1,146 per month commencing June 1, 2007. The monthly rent is paid by us directly to the landlord, the Bank of America.

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

	Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations			$19,322
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP		$7,040,491

Total

ITEM 7. FINANCIAL STATEMENTS.

The information that appears following Item 14 of this report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection of been dismissed.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting. During the last fiscal quarter, there was no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

Name	Age	Position	Director Since
Donald S. Robbins	62	Chairman of the Board of Directors, President and Chief Executive Officer	1992
Esmeralda G. Robbins	62	Director	1992
Conrad Derdeyn	72	Director	2003
K. Bruce Jones	65	Chief Financial Officer and Director	2005
Robert Jay Machen	74	Director	2003
Herman Hohauser	65	Executive Vice President and Secretary	-

Donald S. Robbins, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Robbins is a founder of our company and currently serves as President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Robbins has been instrumental in developing relationships with the company’s foreign and domestic partners and oversees the management of the company, as well as any new technology acquisitions, evaluation and investment. These acquisitions have included state of the art technologies, such as Live Soft Biological Tissue Bonding for humans and animals and CO2 separation technologies for landfill gas and anaerobic animal waste processing. Prior to founding our company, Mr. Robbins gained extensive experience in the financial services and insurance industries, where he held numerous licenses such as Registered Investment Advisor and Registered Principal. He was nationally recognized in the financial services industry and has lectured in public seminars as well as industry related symposiums. During his 22 years in the financial services industry, Mr. Robbins has received over 140 awards and honors including numerous “Man of the Year” awards from multinational financial service and insurance companies. Mr. Robbins is also President and CEO of Live Tissue Connect, Inc. and Chairman and CEO of Anaerobic Farm Waste, Inc., both of which are subsidiaries of our company. Mr. Robbins is on the Supervisory Council of United Engineering Company and serves as a foreign member of the International Association of Welding of the E. O. Paton Institute of Electric Welding National Academy of Sciences of Ukraine. He devotes all his time to the affairs of our company. Mr. Robbins is the spouse of Esmeralda G. Robbins, the chairman of our board of directors.

Esmeralda G. Robbins, Director. From 1979 to 1993 Mrs. Robbins worked as Product Consultant and Salon Coordinator for Corpus Christi Beauty Supply, a family owned business that covered a 500-mile radius. Mrs. Robbins consulted boutiques, beauty, and barber salons providing the equipment and products necessary for them to start a new salon. Working with furniture manufacturers and product technicians, she also coordinated large-scale seminars to introduce shop owners and their employees to new products and ideas to improve and update their services. Mrs. Robbins would also oversee the day-to-day operations of the business along with other family members. In 1993 the business was closed due to the declining health of elder family members. Mrs. Robbins is an original founder of the company and was Chairman of the Board from 1992 to 2005. She is the spouse of Donald S. Robbins, president of the company.

Conrad Derdeyn, director. Mr. Derdeyn has degrees in civil engineering from the University of Texas at Austin. In addition to being employed from 1963 to 2002 by Caterpillar, Inc., and its affiliated companies, which are leading manufacturers of heavy earthmoving, mining, pipeline and construction equipment, he served from 1956 to 1994 in the Transportation Corps of the U.S. Army Reserves, retiring with the rank of colonel. His positions with Caterpillar and its affiliates were Manager, Special Projects (1963-1965); Construction Market engineer for mines, pipelines and dams (1965-1969); Supervisor, Heavy Construction (1969-1970); Manager of Pipeline Market Sales, Finning Tractor, Vancouver, B.C. (1970-1972); Marketing Engineer, Peoria, Illinois (1972-1973); Area Director, Caterpillar Overseas, Madrid, Spain (1973-1975); Sales Manager, Caterpillar Brazil, San Paulo Brazil (1975-1979); Manager of CONEXDO 1981, a worldwide construction industry exposition held every six years (1980-1981); Manager, Caterpillar, Inc.’s Southwest Division (1981-1983); District Manager, Caterpillar, Inc.’s Gulf Coast Area (1982-1999); and Manager, Caterpillar, Inc.’s Pipeline Division (1998-2002).

K. Bruce Jones, Chief Financial Officer and director. Mr. Jones holds a BA and an MBA degree from Emory University. Mr. Jones has been employed since 1994 as the owner of K. Bruce Jones & Associates, Inc. of Marietta, Georgia, an investment banking and consulting company for startup and early-stage companies. From 1987 until 1992 he was employed by Gateway Investment Advisers of Cincinnati, Ohio as Senior Vice President of Marketing and Sales with additional duties in product design.

Robert Jay Machen, director. Mr. Machen, a graduate of Auburn University, is a civil engineer. After several years early experience in building dams and bridges, he was employed from 1964 to August 1997 by McDermott International, Inc., a New Orleans-based energy services company serving the energy and power industry. He held positions as vice president and general manager for fabrication of off-shore installations in the Gulf of Mexico, the British North Sea and the Western Hemisphere outside the U.S. He also held positions as Senior Vice President for Government Relations in Washington, D.C. and as the Senior Vice President and Chief Representative for corporate sales efforts in Russia, China, Taiwan and Hong Kong. From October 1997 to the present he has acted as a director and adviser to MODEC International of Houston, Texas, a leading provider of floating production and storage systems and platforms on legs to the offshore petroleum industry around the world.

Herman Hohauser, Esq., Executive Vice President and Secretary. Mr. Hohauser received his BEE degree from the University of Florida in 1962 and his JD degree from Washington College of Law in 1971. He is a practicing lawyer and business consultant to small businesses. Mr. Hohauser served as corporate counsel to the company and consultant prior to becoming executive vice president in February 2005. He assists Mr. Robbins with day-to-day operations and expanding the company’s business opportunities. From 1978 to 2005, he engaged in the practice of law specializing in intellectual property matters including patent prosecution, licensing, structuring of business arrangements, and technology transfer. He was employed by the U.S. Patent and Trademark Office from 1965 to 1978 as a patent examiner. He attained the level of Primary Examiner in the electrical arts having the authority to grant or deny patent applications. He served as chairman of the EEO Committee and recruited for the Office at universities.

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year, Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
Donald S. Robbins	1	1	0
Esmeralda G. Robbins	0	0	0
Conrad Derdeyn	1	1	0
K. Bruce Jones	3	3	0
Robert Jay Machen	4	5	0
Herman Hohauser	1	1	0
Gordon W. Allison	2	2	0
James Workman	0	0	0

Corporate Governance

The Board of Directors has no standing committees. We are not required to have an independent audit committee. Accordingly, the Board of Directors has determined that audit committee functions would be performed by the entire Board of Directors. The Board of Directors has determined that K. Bruce Jones is an audit committee financial expert under applicable SEC rules and regulations. Mr. Jones is not an independent director under applicable guidelines.

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, including our chief executive officer. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation we paid for services rendered during the fiscal years ended December 31, 2004, December 31, 2005 and December 31, 2006, to Donald S. Robbins, our current President and Chief Executive Officer. No other executive officer’s compensation exceeded $100,000 in the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Donald S. Robbins	2006	$183,139	-	$12,000	-	-	-	-	$195,139
President and Chief	2005	$10,606	-	-	-	-	-	-	$10,606
Executive Officer (PEO) (1)	2004	$138,170	-	-	-	-	-	-	$138,170

(1) In addition, stock options held by Mr. Robbins that were to expire were extended for five years during 2004.

Employment Contracts.

We have no employment contracts.

Directors of the company receive no compensation for their services as directors. Accordingly, the table entitled “DIRECTOR COMPENSATION” and the discussion related to that table have been omitted because no compensation required to be reported in that table was awarded to, earned by or paid to any of the directors in any of the covered fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the March 1, 2007, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) our Chief Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 34,386,640 shares outstanding on March 1, 2007.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned
Donald S. Robbins 701 CCNB North Tower 500 North Shoreline Corpus Christi, TX 78471	2,351,904	(1), (2)	7.0%

Esmeralda G. Robbins 701 CCNB North Tower 500 North Shoreline Corpus Christi, TX 78471	450,000	(1)	1.3%

Conrad Derdeyn 11534 Spicewood Parkway Austin, TX 78750-2602	642,506		1.9%

K. Bruce Jones Building 22, Suite 300 610 Village Trace Marietta, GA 30067	1,019,333	(2)	3.0%

Robert Jay Machen 5327 Westerdale Drive Fulshear, TX 77441	1,627,195		4.8%

Herman Hohauser 6212 Berlee Drive Alexandria, VA 22312	260,000	(2)	*

All directors and executive officers as a group (7 persons)	6,350,938		18.4%
——————
* Represents less than 1% of the Company’s outstanding common stock.

(1)
Esmeralda G. Robbins and Donald S. Robbins are wife and husband, and each is deemed the beneficial owner of the shares beneficially owned by the other. The shares indicated as beneficially owned by each excludes the shares beneficially owned by the other.

(2)	Includes options that are presently exercisable to purchase the following number shares of common stock:

Mr. Robbins	525,000	Mr. Hohauser	100,000
Mr. Jones	200,000

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions during the past two years, or proposed transactions, to which our company was or is to be a party, in which any director, executive officer, nominee for election as a director, a holder of more than five percent of our voting stock or any member of their immediate family had or is to have a direct or indirect material interest.

The Board of Directors has determined that each of Messrs. Derdeyn and Machen is a “independent director” based on the independence standards as defined by the marketplace rules of The Nasdaq Stock Market, Inc. (Nasdaq). The Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We rent our office space in Corpus Christi through an arrangement with Donald Robbins, our President and Chief Executive Officer and a director, who is the tenant on the lease, and we pay the rent directly to the landlord.

ITEM 13. EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit No.		Description

3(i)	-	Amended and Restated Articles of Incorporation of CSMG Technologies, Inc., as amended

3(ii)	-	Bylaws of CSMG Technologies, Inc., as amended

10.1	-	Second amendment to Lease Agreement between Bank of American and Donald S. Robbins, dated as of June 24, 2005

10.2	-
Agreement of July 9, 1996 between Consortium Service Management Group, Inc. and International Welding concerning tissue bonding technology [Incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-SB, filed on September 16, 1999.]

10.3	-
Agreement of December 1998 between International Welding Association of Kiev, Ukraine and Consortium Service Management Group, Inc. concerning the carbon dioxide separator technology [Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-SB, filed on September 16, 1999.]

10.4	-
Operating Agreement of June 14, 2001 between Consortium Service Management Group, Inc. and Resource Technology Corporation [Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the registrant’s Form 10-SB, filed on December 3, 2001.]

10.5	-
Agency Agreement between Joint Stock Company “Sumy Frunze Machine-Building Science and Production Association” of Ukraine and Consortium Service Management Group, Inc. [Incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-KSB for the year ended December 31, 2002, filed on April 15, 2003.]

10.6	-
2003 Stock Option Plan adopted by the board of directors of Consortium Service Management Group, Inc. [Incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-QSB for the quarter ended March 31, 2003, filed on May 20, 2003.]

10.7	-
Standby Equity Distribution Agreement of March 29, 2004 between Cornell Capital Partners, LP and Consortium Service Management Group, Inc. [Incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-KSB for the year ended December 31, 2004, filed on April 15, 2005.]

10.8	-
Landfill Gas Sales Agreement between CSMG Technologies, Inc. and E.I. DuPont de Nemours and Co. Inc. and Shoreline Gas, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K, filed on February 21, 2006.]

14	-	Code of Ethics for the Chief Executive Officer and Senior Financial Officers [Incorporated by reference to Exhibit 14 to the registrant’s Form 10-KSB for the year ended December 31, 2004, filed on April 15, 2005.]

31.1	-	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	-	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	-	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

99.1	-
Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193 [Incorporated by reference to Exhibit 99 to Amendment No. 2 to the registrant’s Form 10-SB, filed on December 3, 2001.]

99.2	-	Extract of U.S. Patent No. 6,562,037 May 13, 2003 [Incorporated by reference to Exhibit 99.1 to the registrant’s Form 10-QSB for the quarter ended June 30, 2004, filed on August 19, 2004.]

99.3	-	Extract of U.S. Patent No. 6,733,498 May 11, 2004 [Incorporated by reference to Exhibit 99.2 to the registrant’s Form 10-QSB for the quarter ended June 30, 2004, filed on August 19, 2004.]

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

Fiscal Year ended December 31, 2006  $ 16,000
Fiscal Year ended December 31, 2005  $ 25,629

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2006  $ 7,800
Fiscal Year ended December 31, 2005  $ 6,900

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2006  $-0-
Fiscal Year ended December 31, 2005  $-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2006  $-0-
Fiscal Year ended December 31, 2005  $-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
CSMG Technologies, Inc. and Subsidiaries
(formerly Consortium Service Management Group, Inc. and Subsidiaries)

I have audited the accompanying consolidated balance sheets of CSMG Technologies, Inc and Subsidiaries as of December 31, 2006 and December 31, 2005, and the related statements of operations, changes in cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSMG Technologies, Inc. and Subsidiaries as of December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Gary Skibicki, CPA, PC
Oklahoma City, OK
March 30, 2007

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	Dec 31, 2006	Dec 31, 2005

Current Assets
Cash	$868,217	$-
Total Current Assets	868,217	-

Fixed Assets
Furniture and Equipment	65,284	61,409
Less Accumulated Depreciation	(61,793)	(61,409)
Total Fixed Assets	3,491	-

Other Assets
Investment - United Engineering Company	53,383	136,236
CO2 Equipment Patent	-	8,000
Tissue Bonding Patent	-	530,170
Less Accumulated Amortization	-	(61,866)
Total Other Assets	$53,383	$612,540

Total Assets	$925,091	$612,540

The accompanying notes are an integral part of these financial statements.

F-2

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES

	Dec 31, 2006	Dec 31, 2005

Current Liabilities
Bank Overdraft	$-	$1,534
Accounts Payable	89,474	820,788
Interest Payable	1,531,513	1,394,017
Payroll Taxes Payable	12,762	90,968
Notes Payable to Stockholders	2,758,978	3,903,828
Notes Payable - Others	2,749,999
CO2 Equipment Payable	206,749	206,749
Accrued CO2 expenses	134,833	-
Total Current Liabilities	7,484,308	6,417,884

Long Term Liabilities
Long Term Contract IAW	200,000	300,000
Fee Debenture Payable	-	-
Total Long-Term Liabilities	200,000	300,000

Total Liabilities	7,684,308	6,717,884

Minority Interest in Consolidated Subsidiary	206,000	206,000

STOCKHOLDERS' EQUITY

Common stock $.001 par value, 40,000,000 shares
authorized; 33,464,418 shares issued, 33,383,710
shares outstanding, 488,854 shares subscribed
at December 31, 2006; and 26,056,072 shares issued,
25,036,546 shares outstanding, at
December 31, 2005.	33,464	26,057
Additional Paid in Capital	9,922,095	7,548,050
Less - Common Stock Subscriptions Receivable	(488)	(939)
Accumulated Other Comprehensive (Loss)	(337,190)	(339,454)
Accumulated (Deficit)	(16,550,813)	(13,512,773)
Treasury Stock	(32,285)	(32,285)
Total Stockholders' Equity	(6,965,217)	(6,311,344)

Total Liabilities and Stockholders' Equity	$925,091	$612,540

The accompanying notes are an integral part of these financial statements.

F-3

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Jan 1, 2006-	Jan 1, 2005-
	Dec 31, 2006	Dec 31, 2005

Revenues	$-	$414

General and Administrative Expenses	2,606,143	3,037,307
Funded R & D		-
Cost of Funded R & D	558,488	133,105
Net R & D Cost	558,488	133,105
Operating (Loss)	(3,164,631)	(3,169,998)

Extraordinary Gain	200,805
Interest Income	10,903	60
Interest in Income (Loss) of Unconsolidated Companies	(85,118)	(91,471)
(Loss) from Continuing Operations	(3,038,041)	(3,261,409)

Income Taxes	-	-
Net (Loss)	$(3,038,041)	$(3,261,409)

Net (Loss) Per Share Common Stock
before Extraordinary Gain	(0.11)	(0.17)
Net (Loss) Per Share Common Stock	(0.10)	(0.17)
Weighted Average Common Shares Outstanding	30,786,442	19,545,500

Basic and diluted earnings (loss) per share are the same. The corporation is reporting a net loss for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.

The accompanying notes are an integral part of these financial statements.

F-4

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Jan 1, 2006-	Jan 1, 2005-
	Dec 31, 2006	Dec 31, 2005

Cash Flows from Operating Activities
Net (Loss)	$(3,038,041)	$(3,261,408)
Equity Loss from Investee	85,118	91,471
Depreciation and Amortization	384	136,416
Impairment Loss CO2 Equipment	-	1,417,647
Services for Common Stock	201,107	6,500
Increase (Decrease) Current Liabilities	(732,847)	503,105
Increase Fee Debenture Payable	-	(275,000)
Increase Accrued CO2 Expense	134,833	-
Write off FAS 144 Assets	476,304	-
Interest for Stock	556,775	-
Increase (Decrease) in Federal Payroll Taxes Payable	(78,207)	11,578
Increase Accrued Interest	137,496	695,415
Net Cash provided by (used in) Operating Activities	(2,257,078)	(674,276)

Cash Flows from Investing Activities
Deposits	-	-
Purchase Equipment and Patent	(3,875)	(299,695)
Net Cash (used in) Investing Activities	(3,875)	(299,695)

Cash Flows from Financing Activities
Bank Overdraft	-	0
Increase Notes Payable	2,555,831	51,264
Increase Stock Issue	673,339	832,265
Payable to IAW	(100,000)
Net Cash provided by Financing Activities	3,129,170	883,529

Net Increase (Decrease) in Cash and Cash Equivalents	868,217	(90,442)

Cash and Cash Equivalents at Beginning of Period	-	88,908
Cash and Cash Equivalents at End of Period	$868,217	$(1,534)

The accompanying notes are an integral part of these financial statements.

F-5

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JANUARY 1, 2006 - DECEMBER 31, 2006

Description	No. Common Shares (Ea.)		Par Value	Additional Paid In Capital	Stock Subscribed	Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Treasury Stock	Total
Balance January 1, 2006	26,056,072	9,175	$26,056	$7,548,049	$(939)	$(339,454)	$(13,512,773)	$(32,285)	$(6,311,346)
Common Stock Sold	4,549,122		4,549	668,340		-	-	-	672,889
Common Stock Issued for Services	366,115		366	200,741		-	-	-	201,107
Common Stock Issued for Interest	888,991		889	555,886	-	-	-	-	556,775
Common Stock Issued for Notes	1,604,118		1,604	949,079	-	-	-	-	950,683
Common Stock Escrowed/Subscribed	-		-	-	451	-	-	-	451
Net (Loss)	-		-	-	-	-	(3,038,041)	-	(3,038,041)
Other Comprehensive Income (Loss)	-		-	-	-	2,264	-	-	2,264
Foreign Exchange Gain (Loss)	-		-	-	-	-	-	-	-
Balance December 31, 2006	33,464,418		$33,464	$9,922,095	$(488)	$(337,190)	$(16,550,814)	$(32,285)	$(6,965,218)
Treasury Shares	(80,713)
Shares Outstanding	33,383,705

The accompanying notes are an integral part of these financial statements.

F-6

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 31, 2005

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CSMG Technologies, Inc., formerly, Consortium Service Management Group, Inc. (the “Company”), a Texas corporation, was incorporated on November 17, 1992 under the name “Consortium Service Management Group, Inc.” On January 18, 2007, the Company changed its name to “CSMG Technologies, Inc.” and increased its total number of authorized shares to 90,000,000 and the number of shares of common stock to 80,000,000.

We are a technology management company. The technologies involve live tissue bonding and CO2 (carbon dioxide) separation of landfill gas. The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the worldwide rights on licensing, patenting, manufacturing, development and distribution of this technology. To date, four United States patents, one European Union patent and one Australian patent have been issued and approximately 22 pending patent applications in the United States and overseas in connection with this live tissue bonding equipment. In addition, the Ukraine Ministry of Health has approved the technology for commercial development in Ukraine.

A U.S. patent has been issued on the carbon dioxide separator technology, also developed in Ukraine, that promotes the economical separation of methane from carbon dioxide gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents it from being commercially sold as fuel. The Ukraine technology has developed an economical carbon dioxide separator that removes the carbon dioxide to allow the methane gas to be sold to utility companies as well as other industrial and commercial customers. The first installation began in 2002 in Mobile, Alabama with completion originally estimated to be in the second quarter of 2003.

The carbon dioxide separator equipment is now installed at the Chastang landfill in Mobile, Alabama which is owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement existed between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) which gave RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. RTC contracted with the Company to extract the methane gas. Accordingly, the Company installed the carbon dioxide separator at the landfill during 2002 and 2003. Waste Management Inc. asserted that the carbon dioxide equipment produced methane gas that failed to meet Mobile Gas quality specifications and accordingly contended the above agreement with RTC terminated. RTC maintained that the Ukraine gas conversion system was fully operational prior to the March 31, 2003 contract deadline and that specification problems associated with processed gas were contributed to by Waste Management Inc. and Transamerican Waste Industries Inc. This resulted in a legal dispute that was complicated by RTC being in Chapter 11 bankruptcy. In July 2003 RTC filed a lawsuit with the United States Bankruptcy Court Northern District of Illinois Eastern Division to resolve this dispute and in the Spring of 2005 the Bankruptcy Court ruled and on appeal the United States District Court of Illinois affirmed the following decision: RTC had to release its right to collect, extract and remove landfill gas from the property in return for CSMG paying RTC $75,000 and withdrawing its $6 million administrative claim.

On December 16, 2004 the Company entered into a contract with Waste Management Inc. to operate the CO2 separator at Chastang, Alabama. The agreement was approved in February, 2005 by the RTC trustee and the U.S. Bankruptcy Court. An appeal of that approval was unsuccessfully appealed by RTC insider creditors.

The Company signed a contract with DuPont on February 14, 2006 to provide up to 500,000 MMbtu commercial quality gas to their plant outside Mobile, Alabama. The gas does not need to meet national gas pipeline quality specifications to fulfill the DuPont contract but based on current raw gas analysis the Company believes the gas produced will be well above the required contractual specification.

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 31, 2005

There is a dispute between WMI and the company with regard to the Chastang Waste Site in Chastang, Alabama. WMI was to maintain the site so as to produce marketable levels of waste site gas. The site has failed to produce such volume and WMI has countered by demanding the company remove its equipment from the site. Discussions to resolve the issues are on-going. If the actions being taken at the site by WMI are deemed to be insufficient for supporting commercial sales of treated waste gas, the company expects to seek an alternate site.

At the end of December 2006 the Company has invested $1,619,446 in the carbon dioxide separator equipment with $206,749 remaining due and payable to the Ukraine manufacturer Sumy Frunze Machine Building Science and Production Association.

Accounting standards require that long-lived assets or assets to be held and used be measured against net cash inflows to test if carrying values exceed fair values.  The carbon dioxide separator equipment was originally installed in 2003 but because of litigation no cash in flows have been generated to date.  Although a gas purchase contract was recently obtained by the Company and litigation was recently favorably resolved, accounting standard FAS 144 has a requirement that because no cash flow has been generated as of December 31, 2005, the CO2 equipment has to be written down to a zero value with an impairment loss of $1,417,647 included in 2005 operating expenses.  While this adversely affects the financial statements of the company it does not affect the actual value of the equipment or the ability of the Company to perform on its contract for the sale of the gas. For the same reason the tissue bonding and CO2 patents had to be written down during the 3rd quarter 2006 for a total $476,304 and are included in the 3rd quarter operating loss. While this affects the financial statements of the Company it does not affect the actual value of the equipment, patents or the ability of the Company to perform on its contracts.

Anaerobic animal waste process has been discontinued as non marketable.

The Company does not internally separate financial information including results of operations by segments such as geographic areas, products, major customers or operating segments. With the major component of earnings in past years coming from earnings of United Engineering Company (UEC), and losses in more recent years such as 2006 and 2005, management considers it impractical to further segment financial information.

Investments in companies in which the Company has an equity interest of at least 20% are accounted for under the equity method. Under this method the Company records its share of income or losses as Interest Income or Losses of Unconsolidated Companies with corresponding increases or decreases in the investment account. Investments in which the Company has a controlling financial interest represented by either direct or indirect controlling interest (more than 50%) are consolidated. In 2002 Live Tissue Connect, Inc. was formed (86% Company owned) to manage live tissue bonding activities, and in 2001 CSMG Gastech, LLC (89.7% Company owned) was formed to manage carbon dioxide operations. The 2006 and 2005 financial statements are presented with parent and these majority owned subsidiaries consolidated with intercompany transactions and accounts eliminated.

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

Foreign Operations

Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translations.” All balance sheet accounts have been translated using the exchange rate at the balance sheet date. Income Statement accounts have been translated using the average exchange rates for the year. The Company owns a 33.3% interest in UEC which was organized in and operates in Ukraine. In 2006 the average exchange rate used to record income was .20610 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .2070 functional currency to U.S. dollars. In 2005 the average exchange rate used to record income was .19808 functional currency to U.S. dollars and the year end exchange rate used to value the UEC investment account was .19820 functional currency to U.S. dollars.

The summarized 2006 and 2005 financial information of UEC presented in accordance with U.S. GAAP and translated into U.S. dollars is presented as follows:

UNITED ENGINEERING COMPANY
DNIPROPETROVSK, UKRAINE

	Through September 30,
	2006	2005
Current Assets	$17,761	$126,500
Non Current Assets	287,212	408,800
Total Assets	304,973	535,300

Current Liabilities	144,962	127,000
Non Current Liabilities	-	-
Total Liabilities	144,962	127,000

Equity	160,011	408,300
Total Liabilities and Equity	$304,973	$535,300

Sales	$351,668	$846,600

Gross Profit (Loss)	34,089	(56,000)
Operating Expense	289,469	225,600
Net (Loss)	$(255,380)	$(281,600)

UEC’s equity decreased by $248,289 from 2005 to 2006 of which 1/3, or $82,853, is reflected in the decrease of the UEC investment account from $136,236 to $53,383. The change comprises an operating loss of $85,118 (which was partially set off by a foreign exchange gain of $2,265 reported under Accumulated Other Comprehensive Income (Loss) on the balance sheet.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding. The Company had net (losses) of $(3,038,041) in 2006 and $(3,261,409) in 2005 and accordingly basic and diluted earnings per share are the same because any dilutive or potentially dilutive securities would be antidilutive.

Issuance of Shares for Services and Interest

Valuation of shares for services and interest is based on the fair market value of services and the stated interest rates on notes payable.

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 31, 2005

In 2006, 366,115 shares of common stock were issued in exchange for $ 201,107 in management and marketing services. The cost of the services has been charged to operations and additional paid in capital has been increased by $200,741 representing the excess of the cost of the services over the par value of the common stock issued

In 2005 10,000 shares of common stock were issued in exchange for $6,500 in management and marketing services. The cost of the services has been charged to operations and additional paid in capital has been increased by $6,490 representing the excess of the cost of the services over the par value of the common stock issued. Also in 2005 the Company issued no shares of common stock for interest on notes payable to shareholders with the cost charged to operations, and additional paid in capital increased by $ -0- representing the interest expense over the par value of the common stock issued.

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

Accounting Pronouncements Adopted

During 2006 the Financial Accounting Standards Board issued for following statements on financial accounting standards (SFAS).

(1)	SFAS 155 - Accounting for certain hybrid financial instruments
(2)	SFAS 156 - Accounting for servicing of financial assets
(3)	SFAS 157 - Fair value measurements
(4)	SFAS 158 - Employers’ accounting for deferred benefit pension and other post retirement plans

SFAS 155 and SFAS 156 are effective for financial statements with fiscal years that begin after September 15, 2006. SFAS 157 has an effective date for fiscal years beginning after November 15, 2007. SFAS 158 has an effective date for public companies having fiscal years ending after December 15, 2006. The Company does not currently have a retirement plan.

During 2005 the Financial Accounting Standards Board issued the following statements on financial accounting standards (SFAS).

(1)	SFAS 152 - Accounting for real estate time shares
(2)	SFAS 153 - Exchanges of non monetary assets
(3)	SFAS 154 - Accounting changes and error corrections

Although these standards were issued in 2005 SFAS No 152 and 153 are not effective until fiscal years beginning after June 15, 2005 and SFAS 154 is not effective until fiscal years beginning after December 15, 2005.

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 31, 2005

Income Taxes

The Company records its income tax provision in accordance with Statement of Financial Standards No. 109, “Accounting for Income Taxes.” (See Note 3)

NOTE 2
BASIS OF PRESENTATION AND CONSIDERATIONS RELATED
TO CONTINUED EXISTENCE (GOING CONCERN)

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net (loss) of $(3,038,041) for the year ended December 31, 2006 and $(3,261,409) for the year ended December 31, 2005, and these factors combined with prior year net losses raises substantial doubt as to the Company’s ability to obtain debt and/or equity financing and achieve profitable operations.

On March 29, 2004 the Company entered into an equity line of credit agreement with Cornell Capital Partners whereby CSMG may issue and sell to Cornell up to $10 million in common stock. The purchase price for the shares is 95% of the market price defined as the lowest closing bid price during five preceding days. The Company can sell shares to Cornell in dollar amounts not to exceed $140,000 per draw or $420,000 per month for a total of $10 million during a consecutive 24-month period. The cost of this arrangement is Cornell retains 5% of each equity advance in addition to the 5% market discount that results in CSMG obtaining 90.25% of the market price of each stock sale. Additionally, the Company paid Cornell $10,000 in legal fees and $390,000 in placement fees financed by Cornell and repaid from commons stock sale proceeds. The $400,000 plus a $10,000 one-time placement fee has been charged to operations in 2004. Under the agreement Cornell advanced the Company $1,000,000 in 2004 of which all has been repaid via stock sales in accordance with the above arrangement.

As of December 31, 2006 we have sold 15,457,734 shares of common stock to Cornell Capital for $2,083,638 advanced pursuant to the Equity Line of Credit. As of December 31, 2006 we have escrowed 488,854 shares with Cornell’s escrow agent to use as repayment of current credit line balance and future credit line use. Cornell Capital Partners, L.P., which has sold 15,457,734 shares of our common stock acquired pursuant to a Standby Equity Distribution Agreement and 1,516,638 shares of our common stock under a convertible debenture that we issued to Cornell Capital for fees that has been repaid. As of 3-1-07 we currently owe Cornell $242,,000 plus interest which is planned to be repaid by cash or from issuance of rule 144 stock. Remaining shares from the Cornell registration have been returned to treasury stock.

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 31, 2005

The Empire Financial Group Transaction:

On June 30, 2006, we engaged Empire Financial Group for a firm commitment public offering of approximately $5 million in shares of common stock of Live Tissue Connect, Inc. and to immediately raise up to $3 million in a privately placed bridge financing for us, of which $2,750,000 has been received to date. Neither the offering price of the shares nor the amount of shares to be registered has been determined in connection with the proposed Live Tissue Connect public offering. As of December 31, 2006, we have received $2,750,000 from the bridge financing and paid $379,500 in fees, along with an initial $10,000 fee, to Empire Financial Group.

We have signed a firm commitment letter agreement for a minimum $5 million dollar Initial Public Offering “IPO” with Empire Financial Group for our subsidiary Live Tissue Connect, Inc.

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

With the Company not generating taxable income since inception, no provision for income taxes has been provided. At December 31, 2006 net operating loss carryforwards will exceed $16,500,000 making it reasonably uncertain if any of these loss carryforwards will result in tax benefits.

During the second quarter 2006 a tax lien for 2004 undeposited payroll tax was paid in full and the lien was released. The company is not behind on any taxes as of 12-31-06.

NOTE 4
INVESTMENT - UNITED ENGINEERING COMPANY

At December 31, 1999 the Company was a 50% owner of UEC, a Ukraine and U.S. joint stock company registered under the laws of Ukraine. The other 50% of UEC’s equity were owned by several Ukraine organizations one of which was the State Property Fund of Ukraine. UEC is a Ukraine closed joint stock company with foreign investment, the Company being the foreign investor, that holds a Ukraine license to perform classified and secret construction works relating to projects that are in the Ukraine national security sector. To complete its authorized capital during the year ending December 31, 2000, approximately nine UEC employees were given the opportunity to purchase stock and paid 26,100 gryvna (approximately $4,760 U.S. dollars) for 5,000 shares. The sale of stock to its employees completed the full complement of its 20,000 registered shares that was authorized by UEC with the Company owning 6,666 shares or 33.3% ownership. Although the Company now owns only a 33.3% interest in UEC all major decisions require a 75% stockholder approval which enables CSMG to have an active role in setting policy. For the period ending December 31, 2006 UEC in U.S. dollars had revenues of $351,668, assets of $304,973, liabilities of $144,962 and a net worth of $160,011. For the year ended December 31, 2005 revenues were $864,600, assets were $535,300, liabilities were $ 127,000 with a net worth of $ 408,300.

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 31, 2005

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

NOTE 5
SUBSIDIARIES:
CSMG GASTECH, LLC
ANAEROBIC FARM WASTE, INC.
LIVE TISSUE CONNECT, INC.

In 2001 CSMG Gastech, LLC was formed in which the Company owns an 89.7% interest. The consolidated financial statements show $206,000 in Membership Capital representing the investment of eight members. CSMG Gastech, LLC is a Texas Limited Liability Company formed February 15, 2001 to produce landfill gas for commercial sale.

Anaerobic Farm Waste, Inc. has been discontinued as non marketable.

Live Tissue Connect, Inc. is a Delaware corporation formed May 22, 2002. Its objective is to develop, market and sale live tissue-bonding technologies throughout the world. Live Tissue Connect, Inc. is 86% Company owned.
In November 2006, we engaged a regulatory and equipment consultant to assist in obtaining FDA approval. We plan to file with the FDA and for the European CE (Conformité Européne) Mark in early 2007. We are working with qualified US medical device and instrument manufacturers to manufacture the commercial equipment. Additionally, we have retained a qualified firm to complete FDA Filings.

NOTE 6
NOTES PAYABLE TO STOCKHOLDERS

Notes to shareholders as of December 31, 2006 consists of 38 short-term (generally one year) and interest bearing notes with varying maturity dates the most common interest rate being 11% per annum on the unpaid balance. December 31, 2006 notes payable to shareholders totaled $2,758,978 with interest expense of $756,843 as follows:

a. Cash paid	$62,572
b. Common stock issued for interest	$556,775
c. Accrued interest	$137,496
$756,843

December 31, 2005 notes payable to shareholders totaled $3,903,828 with interest expense of $695,415 as follows:

a. Cash paid	$61,720
b. Common stock issued for interest	-
c. Accrued interest	$633,695
$695,415

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 31, 2005

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

The registrant (“CSMG”) was served a suit on December 12, 2005 by Nature Coast Collections, Inc. in the Circuit Court for Hillsborough County, Florida, Nature Coast Collections, Inc. v. Consortium Service Management Group, Inc., Donald S. Robbins and Gordon W. Allison, Case No. 05-7894. The complaint alleges that Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, ltd., a Costa Rican entity, of four promissory notes executed by CSMG, Donald S. Robbins, as guarantor and Gordon W. Allison as guarantor. The amount claims in the suit is the aggregate principal sum of $630,000, with interest, costs, and attorney fees.
CSMG had the proceeding removed to the Federal District Court for the Middle District of Florida. CSMG has subsequently filed its motion to dismiss the proceedings for lack of jurisdiction in Florida. This motion to dismiss was granted.

On June 30, 2006, CSMG was served by Nature Coast Collections, Inc. in the Federal District Court for the Southern District of Texas, Nature Coast Collections, Inc. v. Consortium Service Management Group, Inc., Donald S. Robbins and Gordon W. Allison. The complaint alleges that Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, Ltd., a Costa Rican entity, of four promissory notes executed by CSMG, Donald S. Robbins as guarantor, and Gordon W. Allison as guarantor. The amount claimed in the suit is the aggregate principal sum of $630,000, with interest, costs and attorney fees. CSMG has answered the complaint and filed a counterclaim alleging, among other matters, that Nature Coast Collections, Inc. is an affiliate of the debtor in the bankruptcy proceeding in the Northern District of Illinois referred to above, Resource Technology Corporation, and that CSMG should be authorized to offset its losses caused by its contractual relationship with Resource Technology Corporation against the claims of Nature Coast Collections, Inc. CSMG has moved the Federal District Court for the Southern District of Texas to transfer the proceeding to the Federal District Court for the Northern District of Illinois so that the litigation can be referred to the United States Bankruptcy Court for the Northern District of Illinois. No discovery has commenced.

The Company is also in default on a note with an initial balance of $203,800 to Banco Panamericano that became due April 1, 2002. On February 10, 2005 Banco Panamericano filed suit in the Circuit Court of Cook County, Illinois for $514,920 and it is unclear on what the ultimate outcome of this litigation will be. This event has been reported on Form 8-K on October 22, 2004 which is reiterated below.

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

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 31, 2005

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

The registrant (“CSMG”) was sued on February 10, 2005 by Banco Panamericano, Inc. in the Circuit Court of Cook County, Illinois Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech LLC, Case No. 2005L001514. The complaint alleges that CSMG entered into a short-term promissory note dated February 15, 2002 (“the Note”) by which CSMG borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleges that the Note was secured by all of CSMG’s equipment, inventory, accounts, general intangibles and other properties. The complaint alleges that the Note is in default and that SMG owed Banco Panamericano $514,920 as of February 9, 2005.

CSMG alleges as follows with regard to the allegations of Banco Panamericano:

•	Banco Panamericano is not a bank but a Nebraska corporation that is affiliated with Resource Technologies Corporation (“RTC”), a company that is a debtor in a federal chapter 11 reorganization case.

•
CSMG and RTC had entered into a contract (“the Contract”) whereby CSMG would provide equipment (“The Equipment”), at CSMG’s cost, to filter landfill gas from a landfill operated by RTC located in Alabama so as to provide marketable methane gas. Among RTC’s obligations under the Contract was a commitment to provide a pipeline hookup to the purchaser of the gas. CSMG and RTC would share in the proceeds from the sale of the methane gas.

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

•
The intention of RTC and Banco Panamericano from the beginning was to get CSMG to execute the Note - secured by the Equipment, to cause the Note to go into default, and to obtain title to the Equipment through the rights of a secured creditor.

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 31, 2005

CSMG believes that it, not the plaintiff, is the injured party and that this litigation properly belongs in RTC’s chapter 11 proceedings in the federal bankruptcy court.

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

On March 2, 2004 a default judgment was entered against the Company in the amount of $32,091 in favor of Bagby and Russell Electric Company. The judgment was the result of an unpaid invoice for electrical work performed installing the carbon dioxide equipment at Chastang landfill in Mobile, Alabama and the amount was fully paid on July 21, 2004.

NOTE 7
STOCK OPTIONS

At the beginning of 2003 there were 1,500,000 stock options outstanding with the following plan provisions:

	Option Period	Original				Market
	From	No of	Options	Options	Option	Price at
Plan Date	Grant Date	Options	Issued	Exercised	Price	Grant Date
12/31/98	10 years; 5 years if	1,500,000	850,000 on 1/31/98		.165/ Sh	.15/ Sh
	optionee owns more		215,000 on 1/28/05		/ Sh.280	.17/ Sh
	than 10% of voting		435,000 on 9/28/05		/ Sh.330	.17/ Sh
	stock at time of grant			850,000 on 12/30/03	.165/ Sh	.40/ Sh

5/8/03	10 years; 5 years if	1,000,000	865,000 on 5/8/03		.605/ Sh	.55/ Sh
optionee owns more
than 10% of voting
stock at time of grant

Total options outstanding at December 31, 2006:
12/31/1998 plan	600,000
5/8/2003 plan	850,000
Total	1,450,000

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

CSMG TECHNOLOGIES, INC.
(FORMERLY, CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 8
COMMITMENTS AND CONTINGENCIES

The Company conducts operations in Corpus Christi, Texas and Kiev, Ukraine and has the following lease obligations for each location:

Location	Lease Term	Monthly Payment	Total Obligation
Corpus Christi	Expires May 1, 2008	$1113, Increase to	$18,204
		$1145 June 1, 2007
Kiev	Monthly	$1,200	-0-

The Company has idle carbon dioxide separator equipment currently located at the Chastang Waste Site in Chastang, Alabama and the operator of the site, Waste Management Company, Inc., has demanded that the equipment be removed from the site. It is estimated that it will cost the company approximately $1,050,000 to disassemble and relocate the equipment to another landfill location.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSMG TECHNOLOGIES, INC.

Date: March 30, 2007	By:	/s/ Donald S. Robbins
Donald S. Robbins, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	/s/ Donald S. Robbins
Donald S. Robbins, President, Chief Executive Officer and Director

Date: March 30, 2007	/s/ Esmeralda G. Robbins
Esmeralda G. Robbins, Chairman of the Board and Director

Date: March 30, 2007	/s/ Robert Jay Machen
Robert Jay Machen, Director

Date: March 30, 2007	/s/ Conrad Derdeyn
Conrad Derdeyn, Director

Date: March 30, 2007	/s/ K. Bruce Jones
K. Bruce Jones, Chief Financial Officer

Consortium Service Management Group, Inc.
Commission File No. 0-27359

EXHIBIT INDEX

FORM 10-KSB
For the fiscal year ended December 31, 2006

The following exhibits are filed herewith or by incorporation by reference as part of this Form 10-KSB:

Exhibit No.	Description

3(i)	Amended and Restated Articles of Incorporation of CSMG Technologies, Inc., as amended **

3(ii)	Bylaws of CSMG Technologies, Inc., as amended **

10.1	Second amendment to Lease Agreement between Bank of American and Donald S. Robbins, dated as of June 24, 2005 **

10.2	Agreement of July 9, 1996 between Consortium Service Management Group, Inc. and International Welding concerning tissue bonding technology *

10.3	Agreement of December 1998 between International Welding Association of Kiev, Ukraine and Consortium Service Management Group, Inc. concerning the carbon dioxide separator technology *

10.4	Operating Agreement of June 14, 2001 between Consortium Service Management Group, Inc. and Resource Technology Corporation *

10.5	Agency Agreement between Joint Stock Company “Sumy Frunze Machine-Building Science and Production Association” of Ukraine and Consortium Service Management Group, Inc. *

10.6	2003 Stock Option Plan adopted by the board of directors of Consortium Service Management Group, Inc. *

10.7	Standby Equity Distribution Agreement of March 29, 2004 between Cornell Capital Partners, LP and Consortium Service Management Group, Inc. *

10.8	Landfill Gas Sales Agreement between CSMG Technologies, Inc. and E.I. DuPont de Nemours and Co. Inc. and Shoreline Gas, Inc. *

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers *

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

99.1	Ukraine Ministry of Health, State Department, Certificate of State Registration No. 1105-193 *

99.2	Extract of U.S. Patent No. 6,562,037 May 13, 2003 *

99.3	Extract of U.S. Patent No. 6,733,498 May 11, 2004 *
_____________________

*Previously filed
**Filed herewith