Form 10QSB
period 2007-03-31
CSMG TECHNOLOGIES, INC.
filed 2007-05-22
CIK 1015002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 0-27359

CSMG TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2653437 (IRS Employer Identification No.)

501 North Shoreline Drive, Suite 701 North
Corpus Christi, TX 78471
(301) 887-7546
(Address and telephone number of registrant’s principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2007, the Company had 35,248,228 shares of its $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Report on Review by Registered Independent Accountant

To the Board of Directors and Stockholders of
CSMG Technologies, Inc. and consolidated Subsidiaries

I have reviewed the accompanying interim consolidated balance sheet of CSMG Technologies, Inc. and consolidated Subsidiaries as of March 31, 2007 and December 31, 2006 and the related interim consolidated statements of operations, cash flows, and stockholders’ equity for the three-month periods then ended as of March 31, 2007 and March 31, 2006. These interim consolidated financial statements are the responsibility of the Company’s management.

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

Gary Skibicki, CPA, PC
Oklahoma City, OK
May 21, 2007

CSMG TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited
	Mar 31, 2007	Dec 31, 2006

Current Assets
Cash	$451,440	$868,217
Account Receivable - United Engeering Company	278,500	-
Total Current Assets	729,940	868,217

Fixed Assets
Furniture and Equipment	65,284	65,284
Less Accumulated Depreciation	(61,890)	(61,793)
Total Fixed Assets	3,394	3,491

Other Assets
Investment - United Engineering Company	-	53,383
Total Other Assets	-	53,383

Total Assets	$733,334	$925,091

The accompanying notes are an integral part of these interim financial statements.

CSMG TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES

	Unaudited
	Mar 31, 2007	Dec 31, 2006

Current Liabilities
Accounts Payable	$56,533	$89,474
Interest Payable	1,473,414	1,531,513
Payroll Taxes Payable	37,533	12,762
Notes Payable to Stockholders	2,406,844	2,758,978
Notes Payable - Others	2,874,999	2,749,999
CO2 Equipment Payable	206,749	206,749
Accrued CO2 expenses	134,833	134,833
Total Current Liabilities	7,190,905	7,484,308

Long Term Liabilities
Long Term Contract IAW	200,000	200,000
Fee Debenture Payable	-	-
Total Long-Term Liabilities	200,000	200,000

Total Liabilities	7,390,905	7,684,308

Minority Interest in Consolidated Subsidiary	206,000	206,000

STOCKHOLDERS' EQUITY

Common stock $.001 par value, 80,000,000 shares
authorized; 35,248,228 shares issued, 34,679,515
shares outstanding, 488,000 shares subscribed
at March 31, 2007; and 33,464,418 shares issued,
32,894,856 shares outstanding and 488,854 shares
subscribed at December 31, 2006.	35,248	33,464
Preferred Stock $.001 par value, 10,000,000 shares
authorized; 0 shares issued, 0 shares outstanding	-	-
Additional Paid in Capital	11,062,708	9,922,095
Less - Common Stock Subscriptions Receivable	(488)	(488)
Cumulative Translation Adjustment ( Loss)	(337,190)	(337,190)
Accumulated (Deficit)	(17,591,564)	(16,550,813)
Treasury Stock	(32,285)	(32,285)
Total Stockholders' Equity	(6,863,571)	(6,965,217)

Total Liabilities and Stockholders' Equity	$733,334	$925,091

The accompanying notes are an integral part of these interim financial statements.

CSMG TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	Jan 1, 2007-	Jan 1, 2006-
	Mar 31, 2007	Mar 31, 2006

Revenues	$-	$-

General and Administrative Expenses	1,096,066	346,750
Funded R & D	-	-
Cost of Funded R & D	174,376	33,377
Net R & D Cost	174,376	33,377
Operating (Loss)	(1,270,442)	(380,127)

Interest Income	4,574	-
Interest in Income (Loss) of Unconsolidated Companies	-	(27,696)
(Loss) from Continuing Operations	(1,265,868)	(407,823)

Gain on Sale of United Engineering Co.	225,117
Income Taxes	-	-
Net (Loss)	$(1,040,751)	$(407,823)

Net (Loss) Per Share Common Stock	(0.03)	(0.02)
Weighted Average Common Shares Outstanding	34,438,508	26,780,935

Basic and diluted earnings (loss) per share are the same. The corporation is reporting a net loss for the reporting periods and any potentially dilutive securities are antidilutive (reduce net loss) and therefore not presented.

The accompanying notes are an integral part of these interim financial statements.

CSMG TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Jan 1, 2007-	Jan 1, 2006-
	Mar 31, 2007	Mar 31, 2006

Cash Flows from Operating Activities
Net (Loss)	$(1,040,751)	$(407,823)
Equity Loss from Investee	-	27,693
Depreciation and Amortization	96	8,096
Services for Common Stock	280,000	-
Stock for Interest	128,445	-
Stock for Notes	225,098	-
United Engineering Sale	(225,117)	-
Increase (Decrease) Current Liabilities	(8,170)	(14,699)
Increase Accrued Interest	(58,099)	-
Net Cash used in Operating Activities	(698,498)	(386,733)

Cash Flows from Investing Activities
Purchase Equipment and Patent	-	(14,966)
Net Cash used in Investing Activities	-	(14,966)

Cash Flows from Financing Activities
Increase Notes Payable	252,724	120,399
Increase Stock Issue	28,997	294,878
Net Cash provided by Financing Activities	281,721	415,277

Net Increase (Decrease) in Cash and Cash Equivalents	(416,777)	13,578

Cash and Cash Equivalents at Beginning of Period	868,217	(1,534)
Cash and Cash Equivalents at End of Period	$451,440	$12,044

The accompanying notes are an integral part of these interim financial statements.

CSMG TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JANUARY 1, 2007 - MARCH 31, 2007
Unaudited

Description	No. Common Shares (Ea.)	Par Value	Additional Paid In Capital	Stock Subscribed	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
Balance January 1, 2007	33,464,418	$33,464	$9,922,095	$(488)	$(337,190)	$(16,550,813)	$(32,285)	$(6,965,217)
Common Stock Sold	47,922	48	28,951	-	-	-	-	28,999
Common Stock Issued for Services	700,000	700	279,300	-	-	-	-	280,000
Common Stock Issued for Interest	197,893	198	128,247	-	-	-	-	128,445
Common Stock Issued for Notes	837,995	838	479,020	-	-	-	-	479,858
Common Stock Escrowed	-	-	-	-	-	-	-	-
Expenses	-	-	225,095	-	-	-	-	225,095
Net (Loss)	-	-	-	-	-	(1,040,751)	-	(1,040,751)
Other Comprehensive Income (Loss)	-	-	-	-	-	-	-	-
Foreign Exchange Gain (Loss)	-	-	-	-	-	-	-	-
Balance March 31, 2007	35,248,228	$35,248	$11,062,708	$(488)	$(337,190)	$(17,591,564)	$(32,285)	$(6,863,571)
Treasury Shares	(80,713)
Shares Outstanding	35,167,515

The accompanying notes are an integral part of these interim financial statements.

CSMG TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1
BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with standards established by the Public Company Accounting Oversight Board (United States). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the audited annual consolidated financial statements and footnotes thereto for the year ended December 31, 2006.

NOTE 2
GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,040,751 for the three months ended March 31, 2007 and when combined with prior year net losses raises substantial doubt as to the Company’s ability to obtain debt and/or equity financing and achieve profitable operations.

The Company’s management has raised funds through equity and/or debt offerings. In June 2006 we signed with Empire Financial Group for a best efforts bridge financing of $3 million, all of which has been raised resulting in net proceeds to the Company totaling approximately $2.6 million. In addition, we have signed a letter of intent with Empire Financial Group relating to a $5 million firm commitment underwritten IPO for Live Tissue Connect, Inc., our tissue welding/bonding technology subsidiary. The possible consequences of not obtaining additional funds either through equity offerings, debt offerings, or sale of technologies is that there will not be sufficient money to fund the capital projects required to earn long-term planned revenues of the Company.

The Company’s ability to continue as a going concern also involves the carbon dioxide separator equipment which is currently inactive due to possible technical problems. This equipment is within specification for its contract with DuPont; however, with no prior production at Chastang there is no assurance that this will be successful. The landfill operator has requested that the Company move the equipment from the site either to another landfill or to storage or salvage, and discussions are now in progress between the Company and the landfill operator.

CSMG TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2
GOING CONCERN (continued)

Although a gas purchase contract was recently obtained by the Company and litigation was recently favorably resolved, accounting standard FAS 144 has a requirement that because no cash flow has been generated as of December 31, 2005, the CO2 equipment had to be been written down to a zero value with an impairment loss of $1,417,647 included in 2005 operating expenses. For the same reason, the tissue bonding and CO2 patents had to be written down during the 3rd quarter 2006 for a total $476,304 and are included in the 3rd quarter operating loss. While this affects the financial statements of the Company, it does not affect the actual value of the equipment, patents or the ability of the Company to perform on its contracts.

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

NOTE 3
GAIN ON SALE OF UNITED ENGINEERING COMPANY

By unanimous consent of the shareholders, United Engineering Company, a Ukraine company and a 33% owned subsidiary of the Company, was sold to Region Invest, LTD of Dnipropetrovsk, Ukraine in March 2007. The Company received $330,000 for its 1/3 ownership before taxes and fee deductions, or $278,500 net of taxes and fees in early April 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.”

Results of Operations

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

We had no revenues in the three months ended March 31, 2007, compared to no revenues in during the comparable three-month period of 2006.

Operating expenses increased to $1,270,442 from $380,127 for the three months ended March 31, 2007 compared to 2006. The increase is attributable primarily to an increase in general and administrative expenses of $749,316, or 216%, including finance fees, $280,000 in Rule 144 stock for consultant fees, legal fees, as well as increased tissue welding R&D $140,999, a charge of $225,095 for note conversion difference between price of conversion and market price, investor relations, and increased travel for consultants from US and Ukraine for meetings in US and Ukraine.

For the three months ended March 31, 2007, we had a net loss from operations of $1,265,868 compared to $407,823 for the three months ended March 31, 2006.

We accrued a one time gain for the three months ended March 31, 2007 of $225,117 on the sale of United Engineering Company, our joint venture in Ukraine in which we had a one-third interest. We incurred a net loss of $27,696 from the operations of United Engineering Company during the comparable three-month period of 2006.

Altogether, we reported a net loss of $1,040,751, or $0.03 per share, for the three months ended March 31, 2007, compared to $407,823, or $0.02 per share, for the three months ended March 31, 2006. Our net loss for the three months ended March 31, 2007 included an extraordinary gain of $225,117.

Liquidity and Capital Resources

We were able to meet our cash requirements during this quarter as a result of the bridge loan in the aggregate amount of $3,000,000 placed by Empire Financial Group from July 2006 to March 2007. We converted an aggregate of $608,303 in notes held by certain shareholders into an aggregate of 813,666 shares of Rule 144 common stock, which included conversion of $100,000 of the note held by Cornell Capital Partners, L.P. into Rule 144 common stock. We also paid $280,000 in consulting fees in Rule 144 stock. Additionally, we sold $30,000 of Rule 144 stock at market price.

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

To date, two United States patents, one European Union patent and one Australian patent have been issued and approximately 27 pending patent applications in the United States and overseas in connection with this live tissue bonding equipment. In addition, the Ukraine Ministry of Health has approved the technology for commercial development in Ukraine.

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

In late 2005, our Ukraine partner received its first commercial order, from the Ukraine Ministry of Health, for ten sets of equipment. We did not participate in the revenues of this sale but will benefit from the additional funding of the development of the technology. We will participate in the revenues from all future sales. Additionally, in 2006 we will be marketing the equipment in several countries that recognize the Ukraine Ministry of Health approval.

Approval of the process and equipment by the United States Food and Drug Administration (“FDA”) is required before we can market, distribute or use our equipment in the United States. We have begun the process for FDA discovery and developing the regulatory and commercial equipment models for submission to the FDA. Additional human testing may be required to obtain FDA approval. In November 2006, we engaged a regulatory and equipment consultant to assist in obtaining FDA approval. We plan to file with the FDA and for the European CE (Conformité Européne) Mark in early 2007. The FDA filing process is progressing positively but is taking a bit longer than first anticipated in order to provide a thorough, complete and solid FDA filing which is expected shortly. Additionally we have opened negotiations with several prominent medial device manufacturing and marketing companies interested in developing, licensing or marketing specific procedure types.

We are beginning to market the bonding equipment in Ukraine or other Eastern European countries and plan to market the equipment in the United States and other countries if regulatory approval is received. We have continued our plans to manufacture prototypes in Ukraine and are continuing clinical trials in Ukraine for comprehensive human testing. We began this clinical work in May 2000. To date, we have completed more than 7,000 successful human surgeries and more than 80 types of surgical procedures.

We estimate that in excess of $6.5 million have been expended in developing the tissue bonding technology and that $1.5 million of additional funds must be expended to bring this technology to market.

Anaerobic Farm Waste Disposal Equipment. Product has been discontinued.

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
Waste Management and the Company are currently discussing the future capability of the Chastang site to produce sufficient waste gas volume of the appropriate composition to enable the Company’s carbon dioxide scrubber to produce saleable gas in marketable quantities to service neighboring industry.  If the actions being taken at the site by Waste Management is deemed to be insufficient for supporting commercial sales of treated waste gas, an alternate site will be sought by the Company.

Outlook

The company’s future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the company to obtain needed additional capital, loss of personnel, particularly Chief Executive Officer Donald S. Robbins or other key executives, interruptions in the supply of equipment from manufacturers of the equipment, the development of competing products by well-capitalized competitors, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company’s products.

The Cornell Capital Partners Transaction:

On March 29, 2004, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. (“Cornell Capital”). The registration statement for issuing new shares to Cornell Capital under the Equity Line of Credit expired in June 2006. As of March 31, 2007, we had sold an aggregate of 15,680,052 shares of common stock to Cornell Capital for total proceeds of $2,083,638 pursuant to the Equity Line of Credit.  We have escrowed 488,854 shares with Cornell’s escrow agent to use as repayment of our current credit line balance and future credit line use.  We are currently working with Cornell to repay the remaining current credit line balance of $242,000 plus interest in cash or restricted Rule 144 stock.

The Empire Financial Group Transaction:

On June 30, 2006, we engaged Empire Financial Group, Inc., for a firm commitment public offering of approximately $5 million in shares common stock of Live Tissue Connect, Inc. and to immediately raise up to $3 million in a privately placed bridge financing for us, all of which has been raised resulting in net proceeds to the Company totaling approximately $2.6 million. Neither the offering price of the shares nor the amount of shares to be registered has been determined in connection with the proposed Live Tissue Connect public offering. We paid $414,000 in fees, along with an initial $10,000 fee, to Empire Financial Group.

Off-Balance Sheet Arrangements

We have a lease on our office space with 11 months remaining until it expires. Our rent is $1,268 a month, for a total of $15,519 in remaining obligations.

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

CSMG has answered the complaint and filed counterclaims. On March 2, 2005, the case was removed from the Circuit Court of Cook County, Illinois to the Federal District Court for the Northern District of Illinois. CSMG filed a motion to have the proceeding referred to the United States Bankruptcy Court for the Northern District of Illinois where the bankruptcy proceeding of Resource Technology Corporation is pending. The Federal District Court referred the proceeding to the United States Bankruptcy Court on December 6, 2005. A status call has been set by the United States Bankruptcy Court for October 26, 2006. At the status call, the Court stated that it would review the issue of CSMG’s standing to bring a substantive consolidation suit in the United States Bankruptcy Court. The Court has not yet issued a ruling.

On June 30, 2006, CSMG was served by Nature Coast Collections, Inc. in the Federal District Court for the Southern District of Texas, Nature Coast Collections, Inc. v. Consortium Service Management Group, Inc., Donald S. Robbins and Gordon W. Allison. The complaint alleges that Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, Ltd., a Costa Rican entity, of four promissory notes executed by CSMG, Donald S. Robbins as guarantor, and Gordon W. Allison as guarantor. The amount claimed in the suit is the aggregate principal sum of $630,000, with interest, costs and attorney fees. CSMG has answered the complaint and filed a counterclaim alleging, among other matters, that Nature Coast Collections, Inc. is an affiliate of the debtor in the bankruptcy proceeding in the Northern District of Illinois referred to above, Resource Technology Corporation, and that CSMG should be authorized to offset its losses caused by its contractual relationship with Resource Technology Corporation against the claims of Nature Coast Collections, Inc. CSMG has moved the Federal District Court for the Southern District of Texas to transfer the proceeding to the Federal District Court for the Northern District of Illinois so that the litigation can be referred to the United States Bankruptcy Court for the Northern District of Illinois. This motion was granted.

Item 2.  Unregistered Sales of Equity Securities

Set forth below are previously unreported sales of our common stock since December 31, 2006 in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Person	Date	No. of Shares	Price Per Share	Type of Consideration
Robert Machen	1-3-07	150,000.40		Fees
Donald S. Robbins	1-3-07	150,000.40		Fees
Esmeralda Robbins	1-3-07	150,000.40		Fees
Conrad Derdeyn	1-3-07	150,000.40		Fees
Bruce Jones	1-3-07	100,000.40		Fees
Lawrence J. Berger	2-5-07	4,167.48		Cash
Lee A. Gonzales	2-5-07	2,183.48		Cash
Lee A. Gonzales	2-5-07	2,184.48		Cash
Ann Elkins	2-5-07	2,184.48		Cash
Eisen and Nettie Espina	2/28/07	71,689.625		Note conversion
William Dodge	2/28/07	156,002.625		Note conversion
Craig O’ Shoney	2/12/07	31,250.64		Cash
Norma Wilke	2/28/07	31,178.625		Note conversion
J & C Diversified	2/28/07	25,364.625		Note Conversion
Barbara Berger7002	2/12/07	3,125.64		Cash
Paul N. Strayer	2/12/07	1,563.64		Cash
Sterling Trust Co. FBO Kathryn Kissinger IRA	2/28/07	51,070.625		Note Conversion
Sterling Trust Co. FBO James Prejean, IRA	2/28/07	42,973.625		Note Conversion
Sterling Trust Co. FBO James Prejean, IRA	2/28/07	14,080.625		Note Conversion
Robert Jacquenotte	3-8-07	33,267.625		Note Conversion
Karen L. Swisher	3-6-07	1,266.79		Cash Purchase
James Brown	3-13-07	166,000.625		Note conversion
David Eastman	3-13-07	166,000.625		Note conversion
Sterling Trust Co. FBO Rob Williams Roth IRA	3-13-07	53,931.625		Note conversion

All of the persons purchasing shares of common stock were known to management, and they were all accredited investors.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Form 10-QSB:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007	CSMG TECHNOLOGIES, INC.

	By:	/s/ Donald S. Robbins
Donald S. Robbins, President