Form 10QSB
period 2007-06-30
CSMG TECHNOLOGIES, INC.
filed 2007-08-20
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 15, 2007, the Company had 36,670,777 shares of its $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis or Plan of Operation	22

Item 3. Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

SIGNATURES	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Page

Consolidated Balance Sheets June 30, 2007 (Unaudited) and December 31, 2006	3

Consolidated Statement of Operations (Unaudited) June 30, 2007 and 2006	4

Consolidated Statement of Cash Flows (Unaudited) June 30, 2007 and 2006	5

Notes to the Financial Statements	6

CSMG TECHNOLOGIES. INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash	$-
Prepaid expenses and other current assets	-
Total current assets	-

Fixed assets, net of depreciation	3,169

TOTAL ASSETS	$3,169

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$16,030
Accounts payable and accrued expenses	563,173
Accrued interest payable	1,463,684
Liability for stock to be issued	49,845
Convertible notes payable	3,025,000
Notes payable	1,801,101
Other current liabilities	341,582
Total current liabilities	7,260,415

Long-term Liabilities
Long-term contract - IAW	122,000

TOTAL LIABILITIES	7,382,415

Minority interest	206,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized and
36,404,484 issued, 35,915,630 shares outstanding and 488,854 shares subscribed	36,404
Additional paid-in capital	12,580,600
Stock subscriptions receivable	(488)
Accumulated deficit	(19,832,288)
Accumulated other comprehensive income (loss)	(337,189)
Treasury stock	(32,285)
Total stockholders' equity (deficit)	(7,585,246)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

REVENUE	$-	$-	$-	$-

COST OF REVENUES
Research and development costs	1,205,284	34,997	1,030,908	1,095
Total costs of revenues	1,205,284	34,997	1,030,908	1,095

GROSS PROFIT (LOSS)	(1,205,284)	(34,997)	(1,030,908)	(1,095)

OPERATING EXPENSES
General and administrative	1,028,385	469,258	309,870	200,583
Depreciation and impairment	322	16,192	226	8,096
Total operating expenses	1,028,707	485,450	310,096	208,679

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND
PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(2,233,991)	(520,447)	(1,341,004)	(209,774)

OTHER EXPENSE
Equity in net income (losses) of unconsolidated companies	-	(53,813)	-	(26,177)
Gain on sale of United Engineering	225,117	-	-	-
Interest expense, net of interest income	(1,272,601)	(138,164)	(899,719)	(68,709)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(3,281,475)	(712,424)	(2,240,723)	(304,660)
Minority interest	-	-	-	-

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,281,475)	(712,424)	(2,240,723)	(304,660)
Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO SHARES	$(3,281,475)	$(712,424)	$(2,240,723)	$(304,660)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.09)	$(0.02)	$(0.06)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	35,198,376	28,568,400	35,982,956	29,468,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,281,475)	$(712,424)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Stock issued for services	282,813	-
Discount on notes payable	761,421	-
Warrants issued for commissions	186,092
Options issued to consultant	28,247	-
Equity loss from investee	-	48,831
Depreciation	322	16,192

Change in assets and liabilities
Decrease in other assets	53,383	-
Increase in accounts payable and accrued expenses	808,960	91,018
Increase in liability for stock to be issued	49,845	-
Total adjustments	2,171,083	156,041
Net cash (used in) operating activities	(1,110,392)	(556,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(14,966)
Net cash (used in) investing activities	-	(14,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	16,030	-
Issuance of stock for cash	29,145	473,528
Repayment of long-term contract	(78,000)	-
Borrowings of convertible notes payable	275,000	97,821
Net cash provided by financing activities	242,175	571,349

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(868,217)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	868,217	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$-	$-

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to common stock	$957,877	$-
Conversion of accrued interest to common stock	$494,974	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

CSMG Technologies Inc., formerly, Consortium Service Management Group, Inc. (the “Company”), a Texas corporation, was incorporated on November 17, 1992. On January 18, 2007, the Company changed its name to CSMG Technologies, Inc. and increased its total number of authorized shares to 90,000,000 and the number of common shares to 80,000,000.

The Company is a technology management company. The technologies involve live tissue bonding and CO2 (carbon dioxide) separation of landfill gas.

The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology. To date, we have 37 issued or pending patents in the United States and overseas in connection with the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration for the duct and vessel sealer and two instruments, as well as having their technology approved for commercial development in Ukraine by the Ukraine Ministry of Health.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company also has 1 patent issued in both the United States and Canada on the carbon dioxide separator technology. This was also developed in Ukraine, and promotes the economical separation of methane from carbon dioxide gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents it from being commercially sold as fuel. The Ukraine technology has developed an economical carbon dioxide separator that removes the carbon dioxide to allow the methane gas to be sold to utility companies as well as other industrial and commercial customers. The first installation began in 2002 in Mobile, Alabama with completion originally estimated to be in the second quarter of 2003.

The Company made the first installation of the carbon dioxide separator at the Chastang landfill in Mobile, Alabama which was owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement existed between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) which gave RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. At this time RTC contracted with the Company to extract the methane gas. Accordingly, the Company installed the carbon dioxide separator at the landfill in 2002 and 2003. On February 14, 2006, the Company signed a contract with DuPont to provide up to 500,000 MMbtu commercial quality gas to DuPont’s plant outside Mobile, Alabama. Waste Management Inc., however, asserted that the carbon dioxide equipment produced methane gas that failed to meet Mobile Gas quality specifications and also that it has failed to meet marketable levels of methane gas. As a result and as noted in Note 9, Litigation, a legal dispute ensued as well as RTC filing for bankruptcy protection. The site has failed to produce marketable volumes of methane gas, and the Company received a written demand for removal of its equipment on August 9, 2007. The Company has commenced the disassembly of the equipment in preparation for removal of the equipment from the site.

In 1994, the Company formed United Engineering Company, a Ukraine and U.S. joint stock company registered under the laws of Ukraine with 14 of Ukraine’s largest defense contractors and Ukraine State Property fund. The purpose was to perform dismantlement of weapons of mass destruction under the START Treaty. The company initially had a 50% ownership that was reduced to 33.3% in 2000. The Company recorded this investment under the equity method, and maintained its investment until March 2007, when their interest was sold for net proceeds of $278,500.

The Company recently has been focusing on their live tissue bonding technology, and has hired an internationally recognized medical device expert, a surgical device design company to design and manufacture the live tissue connect generator, as well as bringing on a major U.S. University to complete laboratory work and adding advisors that are surgeons, engineers and scientists to work on this project in the Ukraine.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $3,281,475 and $712,424 for the six months ended June 30, 2007 and 2006, respectively, and have current liabilities of $7,260,415 as of June 30, 2007.

The Company’s management has raised funds through equity and debt offerings. In June 2006, Empire Financial Group and the Company entered into a best efforts bridge financing transaction for $3,000,000. Empire Financial Group was successful in raising the full $3,025,000 which is currently classified as notes payable - others on the condensed consolidated balance sheet at June 30, 2007, which will likely be converted to equity. The Company and Empire Financial Group has extended this offering for up to an additional $3,000,000, as well as entering into a letter of intent relating to the raising of an additional $5,000,000 for a potential initial public offering of Live Tissue Connect, Inc., the tissue welding technology subsidiary of the Company.

The principal reasons for the Company’s ability to continue as a going concern involves the carbon dioxide separator business. The equipment manufactured removes CO2 from landfill gas, raw landfill gas that has high air content requires additional landfill gathering system tuning to reduce air content or additional oxygen and nitrogen removal equipment. Our system fits well is within specifications on the Company’s agreement with DuPont. The Chastang project however, generated no production, and cost the Company approximately $2,000,000. The Company is in process of either moving their equipment from the Chastang site to another location or to storage or salvage. Despite, the new gas purchase contract the Company entered into, the Company did impair the value of their equipment. In addition to this impairment, the Company impaired the value of obtaining their patents for both the CO2 separator equipment as well as the patents related to the live tissue bonding. The total of the patent impairment was approximately $650,000.

Management’s plans to address these conditions include raising additional funds, through Empire Financial Group, as well as the manufacturing of their live tissue bonding equipment in the last two quarters of 2007. The Company has signed a contracts with leading instrument and electro surgery generator design and manufacturing companies and has completed manufacturing of the prototype equipment that will be licensed or sold to perform surgeries.

The Company’s long-term success is dependent upon obtaining FDA approval, and worldwide acceptance of their products.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

The Company is subject to certain risks common to technology-based companies. Principal risks to the Company include uncertainty of growth in market acceptance for its products; history of losses in recent years; ability to remain competitive in response to new technologies; costs to defend, as well as risks of losing patent and intellectual property rights; reliance on limited number of suppliers; reliance on outsourced manufacture of its products for quality control and product availability; uncertainty of demand for its products in certain markets; ability to manage growth effectively; dependence on key members of its management; and its ability to obtain adequate capital to fund future operations.

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include those of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new technology and products. Research and development costs are expensed as incurred.

Revenue Recognition

The Company has not generated revenue in many years. The Company anticipates that they will record revenue in accordance with Staff Accounting Bulletin 104. The criteria for recognition is as follows:

1)	Persuasive evidence of an arrangement exists;

2)	Delivery has occurred or services have been rendered;

3)	The seller’s price to the buyer is fixed or determinable, and

4)	Collectibility is reasonably assured.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005. The Company has adopted these provisions as of January 1, 2006 and this adoption did not have a material effect on the Company’s operations.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

The Company’s warrants issued in May 2007, were not stock based compensation and were recorded in accordance with EITF 96-18. The Company recognized $186,092 in expense for the six months ended June 30, 2007.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

The Company follows the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company believes that there is only one operating segment at this time as their CO2 separator business is inactive.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Income Taxes

Under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

(Loss) Per Share of Common Stock

Basic net (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

All options and warrants to purchase shares of common stock and convertible notes were not included as they would be considered anti-dilutive as the Company had a loss for both periods.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2007	2006

Net (loss)	$(3,281,475)	$(712,424)

Weighted-average common shares outstanding :
Basic	35,198,376	28,568,400
Options	1,025,000	975,000
Warrants	890,941	200,000
Diluted	37,114,317	29,743,400

Basic net (loss) per share	$(0.09)	$(0.02)

Diluted net (loss) per share	$(0.09)	$(0.02)

Recent Issued Accounting Standards

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction” ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The adoption of SFAS 153 has not had a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material impact on its financial position, results of operations or cash flows.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material impact on the consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 is not expected to have a material impact on the consolidated financial statements.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2007:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$57,166

Less: Accumulated depreciation		(53,997)

Total, net		$3,169

Depreciation expense was $322 and $ for $16,192 the six months ended June 30, 2007 and 2006, respectively. The Company wrote off $8,118 of fully depreciated equipment in the six months ended June 30, 2007.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 4-	CONVERTIBLE NOTES PAYABLE

The Company from July 27, 2006 through April 4, 2007 raised $3,025,000 through Empire Financial Group in the form of convertible notes. The notes commenced interest accrual on January 1, 2007, at 15% per annum, and are convertible into Live Tissue Connect, Inc. shares at 50% of the IPO of the Company’s common stock price. The Company has accrued $370,767 in interest for the six months ended June 30, 2007. The total due the investors as of June 30, 2007 is $3,395,767. The entire balance is reflected as a current liability on the Company’s condensed consolidated balance sheet.

Empire received 290,941 warrants on May 18, 2007 as part of their commission for the raising of the money. The Company recorded these warrants in accordance with EITF 96-18 and recognized an expense in the amount of $186,092.

NOTE 5-	NOTES PAYABLE

The Company from time to time entered into various note agreements with shareholders of the Company. The 19 notes that remain as of June 30, 2007 commenced from 2000 through 2005, and accrue interest at rates ranging from 8% to 15%.

The remaining principal of these 19 notes as of June 30, 2007 is $1,801,101. Accrued interest through June 30, 2007 on these notes is $1,092,917, for a total amount due as of June 30, 2007 of $2,894,018.

The Company’s management has been very successful over the past few years in converting these notes into shares of common stock. For the six months ended June 30, 2007, the Company has been successful in converting $1,373,738 in notes plus accrued interest into 2,197,981 shares of stock. In addition, the Company recorded a discount in the amount of $761,421 to additional paid in capital based on the beneficial conversion price.

Included in the notes payable are:

Cornell Capital

On March 29, 2004, the Company entered into an equity line of credit with Cornell Capital Partners whereby the Company may issue and sell to Cornell up to $10,000,000 in common stock. Under this arrangement, Cornell advanced the Company $1,000,000 in 2004, all of which has been repaid through conversions to common stock.

The Company in 2005 was advanced $600,000 under a convertible debenture. In accordance with this agreement, the Company has been repaying this through issuances of stock under Rule 144. The Company has repaid $358,000 in principal with the remaining balance of $242,000 plus interest in the amount of $141,459 due as of June 30, 2007. The Company also has escrowed 488,854 shares of its common stock with Cornell’s escrow agent to use as repayment.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	NOTES PAYABLE (CONTINUED)

Included in notes payable but remain in litigation are the following:

Stonegate Management, Ltd.

The Company in 2001 entered into four one-year note agreements with Stonegate Management in the original principal balance of $630,000. Accrued interest through June 30, 2007 on these notes amounts to $440,969, for a total amount due under these notes of $1,070,969. The notes accrue interest at rates ranging between 8% and 10% per annum. The Company’s attorneys and Stonegate have been negotiating a repayment schedule, however no agreement has been reached.

In relation to these notes, the Company on December 12, 2005, was served a suit in the Circuit Court for Hillsborough County Florida by Nature Coast Collections, Inc. The suit named the Company as well as certain officers, Donald Robbins and Gordon Allison as guarantors of the four notes. Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, Ltd., a Costa Rican entity. The Company filed a motion for dismissal of the proceedings for lack of jurisdiction in Florida, and this was granted.

On June 30, 2006, the Company and the two officers were again served by Nature Coast Collections, Inc., this time in the Federal District Court for the Southern District of Texas. The Company has answered the complaint and filed a counterclaim alleging, among other matters, that Nature Coast Collections, Inc. is an affiliate of RTC, a debtor in bankruptcy, whom the Company entered into a transaction with in regards to their CO2 separation equipment. The Company alleges that they should be authorized to offset its losses caused by the contractual relationship with RTC against the claims brought on by Nature Coast Collections, Inc. The Company has moved to transfer these proceedings to the Federal District Court for the Northern District of Illinois, where the bankruptcy proceedings are. No discovery has commenced.

Banco Panamericano

The Company is in default on a note with an initial balance of $203,800 to Banco Pamamericano that became due April 1, 2002. On February 10, 2005, Banco Panamericano filed suit in the Circuit Court of Cook County, Illinois for $514,920 (balance accrued as of June 30, 2007 including interest at 12% is $357,975).

The note was funded in large part to assist in funds needed for the Chastang transaction, and the Company alleges that Banco Panamericano is not a bank, but a Nebraska corporation that is affiliated with RTC and that the proceeds were to be repaid from the proceeds of the sale of the methane gas that never occurred based on RTC’s failure to perform under the contract.

The Company believes they are the injured party an that the litigation properly belongs in RTC’s Chapter 11 proceedings in the federal bankruptcy court. On December 6, 2005, the case was moved to the United States Bankruptcy Court.

The entire balance of shareholder notes is reflected as current liabilities as they are all overdue.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock, par value $.001.

On December 28, 1995, the Company authorized the issuance of 75,669 shares of Series A preferred stock, $10.00 face amount, $.001 par value which paid a cumulative dividend on net corporate profit equal to 8% of the face amount of the outstanding stock. If the Company did not realize profits, preferred stock dividends are not accruable. Such preferred stock is preferred over all common stock in the event of corporate liquidation and dissolution to the extent of its unredeemed face amount.

On September 29, 2000, the Board of Directors approved the conversion of these shares into 1,210,704 common shares.

As of June 30, 2007, there are no shares issued and outstanding.

Common Stock

On January 18, 2007, the Company increased the authorized shares of common stock to 80,000,000.

As of June 30, 2007, the Company has 36,404,484 issued, 35,915,630 shares outstanding and 488,854 subscribed.

For the six months ended June 30, 2007, the Company has issued the following stock:

47,922 shares issued for cash in the amount of $29,145.

704,500 shares issued for services at a value of $282,813.

2,197,981 shares issued in conversion of notes payable and accrued interest in the amount of $1,373,738.

Options

The Company currently has three stock option plans. The following table summarizes the activity of the Company’s stock option plan.

	June 30, 2007
		Weighted-
		average
	Number of	exercise
	Options	price
June 30, 2007:
Outstanding - beginning of period	975,000	$0.42
Granted	50,000	0.62
Exercised/Expired	(-)	-

Outstanding - end of period	1,025,000	$0.45

Exercisable at end of period	975,000 3	$0.45

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options (Continued)

The Company’s options expire at various times through 2017. All options issued in 2003 through 2005 were issued at or above market value. The Company issued 50,000 options to a consultant in February 2007 that were vested. These options were expensed at a value of $28,247 by utilizing the black-scholes method.

Warrants

The Company has issued the following warrants as of June 30, 2007:

	Exercise	Date
Warrants	Price	Issued	Term
200,000	$0.40	5/15/2006	7.5 years
400,000	$0.40 - $0.75	11/1/2006	7 years
290,941	$0.57	5/18/2007	7 years
890,941

The 290,941 Warrants issued in Nay 2007 were valued utilizing the Black - Scholes method as follows:

Stock Price	$.74
Strike Price	$.57
Expected Life of Warrant	7 yrs.
Annualized Volatility	100.61%
Discount Rate	4.50%
Annual Rate of Quarterly Dividends	None
Call Option Value	$.6396

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7-	COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in May 2008. The lease agreement provides for an annual 3% escalation of the base rent. As of June 30, 2007, the following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
June 30,
2008	$13,948

Rent expense for the six months ended June 30, 2007 and 2006 was $7,608 and $7,583, respectively.

NOTE 8-	PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2007, deferred tax assets consist of the following:

Net operating losses	$3,285,861

Valuation allowance	(3,285,861)

$-

At June 30, 2007, the Company had net operating loss carryforward in the approximate amount of $9,664,000 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CSMG TECHNOLOGIES, INC.
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 8-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2007 and 2006 is summarized below.

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

NOTE 9-	LITIGATION

Banco Panamericano v.  Consortium Service Management Group. Inc. and CSMG Gastech LLC,  Case No.  1:07-cv-00015 now pending in the Northern District of Illinois District Court as Case No. 06 C 7195.  Plaintiff claims damages in the amount of $514,920 as of February 9, 2005, together with interest and costs, arising out of a disputed promissory note.  The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with a customer of the Company and based on misrepresentation.  The litigation is still in the pleading stage and discovery has commenced.

Nature Coast Collections, Inc. v.  Consortium Service Management Group, Inc., Donald S.  Robbins and Gordon W.  Allison, Case No. 2:06-cv-273 originally pending in the Southern District of Texas District Court and recently ordered transferred to the Northern District of Illinois.  Plaintiff claims damages of $630,000, with interest and costs, arising out of a series of disputed promissory notes. The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with an offshore affiliate of a customer of the Company and based on misrepresentation.  The litigation is in the pleading stage and discovery has commenced.

There is a dispute, not subject to a court proceeding, between Waste Management Company, Inc. (“Waste Management”) and the Company with regard to the Chastang Waste Site in Chastang, Alabama.  Waste Management was to maintain the site so as to produce marketable levels of waste site gas. The site has failed to produce such volume and Waste Management has requested the Company to remove its equipment from the site. The Company has commenced the disassembly of the equipment in preparation for removal of the equipment from the site. A written demand for removal was received from Waste Management on August 9, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The information set forth and discussed in this Management’s Discussion and Analysis or Plan of Operation is derived from our financial statements and the related notes, which are included. The following information and discussion should be read in conjunction with those financial statements and notes, as well as the information provided in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.

Overview

The following is a discussion of: (i) our results of operations and financial condition for the six and three months ended June 30, 2007 versus June 30, 2006; (ii) our liquidity and capital resources; and (iii) our critical accounting policies. CSMG Technologies Inc., formerly, Consortium Service Management Group, Inc. (the “Company”), a Texas corporation, was incorporated on November 17, 1992. On January 18, 2007, the Company changed its name to CSMG Technologies, Inc. and increased its total number of authorized shares to 90,000,000 and the number of common shares to 80,000,000.

The Company is a technology management company. The technologies involve live tissue bonding and CO2 (carbon dioxide) separation of landfill gas.

The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology. To date, the Company has 37 issued or pending patents in the United States and overseas in connection with the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration for the duct and vessel sealer and two instruments, as well as having its technology approved for commercial development in Ukraine by the Ukraine Ministry of Health. The Company expects to market the equipment in several countries that recognize the Ukraine Ministry of Health approval, including Russia, in Q4 2007 or Q1 2008. The Company has opened negotiations with several prominent U. S. medial device manufacturing and marketing companies interested in developing, licensing or marketing specific procedure types.

The Company also has one patent issued in both the United States and Canada on the carbon dioxide separator technology. This was also developed in Ukraine, and promotes the economical separation of methane from carbon dioxide gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents it from being commercially sold as fuel. The Ukraine technology has developed an economical carbon dioxide separator that removes the carbon dioxide to allow the methane gas to be sold to utility companies as well as other industrial and commercial customers.

The Company made the first installation of the carbon dioxide separator at the Chastang landfill in Mobile, Alabama which was owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement existed between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) which gave RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. At this time RTC contracted with the Company to extract the methane gas. Accordingly, the Company installed the carbon dioxide separator at the landfill in 2002 and 2003. On February 14, 2006, the Company signed a contract with DuPont to provide up to 500,000 MMbtu commercial quality gas to DuPont’s plant outside Mobile, Alabama. The Company produced commercial quality gas pursuant to the DuPont quality specifications under the contract. Waste Management Inc., however, asserted that the carbon dioxide equipment produced methane gas that failed to meet the Mobile Gas national pipeline quality specifications and also that it has failed to meet marketable levels of methane gas. As a result and as noted in Note 9, Litigation, a legal dispute ensued as well as RTC filing for bankruptcy protection. The site has failed to produce marketable volumes of methane gas, and the Company received a written demand for removal of its equipment on August 9, 2007. The Company has commenced the disassembly of the equipment in preparation for removal of the equipment from the site.

In 1994, the Company formed United Engineering Company, a Ukraine and U.S. joint stock company registered under the laws of Ukraine with 14 of Ukraine’s largest defense contractors and Ukraine State Property fund. The purpose was to perform dismantlement of weapons of mass destruction under the START Treaty. The company initially had a 50% ownership that was reduced to 33.3% in 2000. The Company recorded this investment under the equity method, and maintained its investment until March 2007, when their interest was sold for net proceeds of $278,500.

The Company recently has been focusing on their live tissue bonding technology, and has hired an internationally recognized medical device expert, a surgical device design company to design and manufacture the live tissue connect generator, as well as bringing on a major U.S. university to complete laboratory work and adding advisors that are surgeons, engineers and scientists to work on this project in Ukraine.

Results of Operations and Financial Condition

Six Months Ended June 30, 2007 versus June 30, 2006

Total Operating Revenues

The Company recognized $0 in revenue during the six months ended June 30, 2007 or for the six months ended June 30, 2006. The revenues are anticipated to commence upon FDA approval as well as global acceptance of the products that are being manufactured.

Total Cost of Operating Revenues

Our cost of operating revenues represent research and development costs and are $1,205,284 and $34,997 for the six months ended June 30, 2007 and 2006, respectively.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $1,003,707, as compared to $485,450 for the six months ended June 30, 2006. This represented an increase of $518,257, or approximately 107%. Operating expenses included payroll, professional fees, and related expenses, rent expense, and other general and administrative expenses. The increase from 2007 to 2006 is a result of using additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $322 and $16,192 for the six months ended June 30, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of June 30, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is interest expense of $1,271,666 and $138,164 for the six months ended June 30, 2007 and 2006, respectively. Included in the 2007 interest expense is $761,421 in discounts on the conversion of notes payable to common stock. The Company has also recognized a gain of $225,117 in the six months ended June 30, 2007 for the sale of United Engineering Company.

Net Income (Loss)

We reported a net (loss) from operations of $(3,255,540), or $(0.09) per share on a basic and diluted basis, for the six months ended June 30, 2007 versus $(712,424), or $(0.02) per share on a basic and diluted basis, for the six months ended June 30, 2006. The increase in the net loss is attributable to the expanded research and development efforts in Kiev and professional fees related to raising money, as well as the interest expense.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $9,639,000 of net operating losses as of June 30, 2007 that we reserved in valuation allowances against this deferred tax asset.

Three Months Ended June 30, 2007 versus June 30, 2006

Total Operating Revenues

The Company recognized $0 in revenue during the three months ended June 30, 2007 or for the three months ended June 30, 2006. The revenues are anticipated to commence upon FDA approval as well as global acceptance of the products that are being manufactured.

Total Cost of Operating Revenues

Our cost of operating revenues represent research and development costs and are $1,030,908 and $1,095 for the three months ended June 30, 2007 and 2006, respectively.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2007 were $285,096, as compared to $208,679 for the three months ended June 30, 2006. This represented an increase of $76,417, or approximately 27%. Operating expenses included payroll, professional fees, and related expenses, rent expense, and other general and administrative expenses. The increase from 2007 to 2006 is a result of using additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $226 and $8,096 for the three months ended June 30, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of June 30, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is interest expense of $898,784 and $68,709 for the three months ended June 30, 2007 and 2006, respectively. Included in the 2007 interest expense is $536,326 in discounts on the conversion of notes payable to common stock.

Net Income (Loss)

We reported a net (loss) from operations of $(2,214,788), or $(0.06) per share on a basic and diluted basis, for the three months ended June 30, 2007 versus $(304,660), or $(0.01) per share on a basic and diluted basis, for the three months ended June 30, 2006. The increase in the net loss is attributable to the expanded research and development efforts in Kiev and professional fees related to raising money, as well as the interest expense.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $9,639,000 of net operating losses as of June 30, 2007 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the six months ended June 30, 2007, the balance in cash and cash equivalents decreased by $868,217 compared to no change for the six months ended June 30, 2006. This decrease is attributable solely to cash used in operating activities, which was attributable to a net loss from operations of ($3,255,540) offset by the discount on notes payable of $761,421 and an increase in accounts payable and accrued expenses of $808,025. This compares to a decrease in cash from operating activities for the six months ended June 30, 2006 of ($556,383), which was attributable to a net loss from operations of ($712,424) and an increase in accounts payable and accrued expenses of $91,018. We received proceeds from the issuance of convertible notes in 2007 of $250,000 and stock for $29,145 and also in 2006 received proceeds from the sale of stock of $473,528.

As of June 30, 2007, we had no current assets.

As of June 30, 2007, we had $7,234,480 in current liabilities, primarily consisting of $563,173 in accounts payable and accrued expenses, $1,462,749 in accrued interest payable, $3,000,000 of convertible notes payable and $1,1801,101 of notes payable.

Notwithstanding our present working capital deficiency, our condensed consolidated financial statements have been prepared on the assumption that we continue to have the ability to generate sufficient cash flows from operations or raise sufficient capital to ensure the reduction of the working capital deficiency and fund future operations, as a going concern. We have suffered significant recurring operating losses in the past few years, and this factor has caused significant doubt about our ability to continue as a going concern for a period of twelve months. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimate, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation
The condensed consolidated financial statements include the accounts of us and all of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new technology and products. Research and development costs are expensed as incurred.

Revenue Recognition

The Company has not generated revenue in many years. The Company anticipates that they will record revenue in accordance with Staff Accounting Bulletin 104. The criteria for recognition is as follows:
1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable; and
4)	Collectibility is reasonably assured.

Income Taxes

We account for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when we report a loss because to do so would be antidilutive for periods presented.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005. We adopted these provisions on January 1, 2006, and the adoption of this pronouncement did not have a material effect on our condensed consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to us for similar borrowings. For the convertible debentures, fair values were calculated at net present value using our weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material impact on our condensed consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material impact on our condensed consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets, an amendment of FSB Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of operations in the period in which the changes occur. SFAS 156 is effective for us as of December 1, 2006. The adoption of SFAS 156 has not had a material impact on our condensed consolidated financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” - In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN-48 as of January 1, 2007. The adoption of FIN-48 has not had a material impact on our condensed consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company is to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position or results of operations.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment two approaches are commonly used to evaluate the materiality of misstatements or errors in financial statements: the roll-over, also known as the current-period or income-statement approach, and the iron curtain, also known as the cumulative or balance-sheet approach. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current-period income statement. This approach could allow balance sheet items to grow each year by immaterial amounts, until the cumulative error becomes material. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period. This approach does not consider the income statement effects of correcting prior year misstatements in the current year to be errors.

The reliance on only one of these approaches, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial-statement users. Accordingly, SAB 108 will require quantification of financial statement errors based on the effects of the error on each of an entity’s financial statements and the related financial statement disclosures. This model is commonly referred to as a dual approach because it essentially requires quantification of errors under both the iron-curtain and the roll-over approaches.

SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. From a transition perspective, SAB 108 permits companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006 by recording any necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The initial adoption of SAB 108 had no affect on the Company’s financial position, results of operations or cash flows.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), including the remedial actions discussed above, as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of filing this report, our disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal controls over financial reporting or in the factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Banco Panamericano v.  Consortium Service Management Group. Inc. and CSMG Gastech LLC,  Case No.  1:07-cv-00015 now pending in the Northern District of Illinois District Court as Case No. 06 C 7195.  The complaint alleges that CSMG entered into a short-term promissory note dated February 15, 2002 (the “Note”) by which CSMG borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleged that the Note was secured by all of CSMG's equipment, inventory, accounts, general intangibles and other properties. The complaint alleged that the Note is in default and that CSMG owed Banco Panamericano $514,920 as of February 9, 2005.

CSMG alleges as follows with regard to the allegations of Banco Panamericano:

Banco Panamericano is not a bank but a Nebraska corporation that is affiliated with Resource Technologies Corporation (“RTC”), a company that is a debtor in a federal chapter 11 reorganization case CSMG and RTC had entered into a contract (the “Contract”) whereby CSMG would provide equipment (the “Equipment”), at CSMG's cost, to filter landfill gas from a landfill operated by RTC located in Alabama so as to provide marketable methane gas. Among RTC's obligations under the Contract was a commitment to provide a pipeline hookup to the purchaser of the gas. CSMG and RTC would share in the proceeds from a landfill operated by RTC located in Alabama so as to provide marketable methane gas. Among RTC's obligations under the Contract was a commitment to provide a pipeline hookup to the purchaser of the gas. CSMG and RTC would share in the proceeds from the sale of the methane gas.

CSMG lacked the funds to perform its obligations under the Contract, RTC arranged for its affiliate, Banco Panamericano, to lend CSMG $203,800 to enable CSMG to meet these obligations. It was understood by CSMG, RTC and Banco Panamericano that CSMG would liquidate the Note from its share of the proceeds of sale of the methane gas

CSMG installed the Equipment but RTC never performed its obligations under the Contract and Banco Panamericano never loaned any funds to CSMG. Rather, Banco Panamericano advised CSMG, from time to time, that CSMG had incurred several indistinctly-described financial obligations to RTC and that Banco Panamericano had advanced the funds subject to the Note to its affiliate, RTC, to cover such obligations. Such allegations of CSMG indebtedness to RTC were not true.

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

Nature Coast Collections, Inc. v.  Consortium Service Management Group, Inc., Donald S.  Robbins and Gordon W.  Allison, Case No. 2:06-cv-273 originally pending in the Southern District of Texas District Court and recently ordered transferred to the Northern District of Illinois.  Plaintiff claims damages of $630,000, with interest and costs, arising out of a series of disputed promissory notes. The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with an offshore affiliate of a customer of the Company and based on misrepresentation.  The litigation is in the pleading stage and discovery has commenced.

There is a dispute, not subject to a court proceeding, between Waste Management Company, Inc. (“Waste Management”) and the Company with regard to the Chastang Waste Site in Chastang, Alabama.  Waste Management was to maintain the site so as to produce marketable levels of waste site gas.  The site has failed to produce such volume and Waste Management has requested the Company to remove its equipment from the site.  The Company has commenced the disassembly of the equipment in preparation for removal of the equipment from the site. A written demand for removal was received from Waste Management on August 9, 2007.

Item 2.  Unregistered Sales of Equity Securities

Set forth below are previously unreported sales of our common stock since June 30, 2006 in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 on the basis that all purchasers were accredited investors.

Person	Date	No. of Shares	Price Per Share	Type of Consideration
Donald Wilke	4-5-07	39,766.625		Note conversion
Charles Shoen	4-9-07	108,502.625		Note Conversion
Robert Jacquemotte	4-9-07	4,500.625		Fee shares (note)
Sam Allen	4-11-07	134,271.625		Note conversion
Andrea B. Currier Revocable Trust	5-1-07	812,812.625		Note conversion
M. Christine Jurzykowski Revocable Trust	5-1-07	188,964.625		Note Conversion
Donald S. Robbins	5-30-07	100,000.625		Note Conversion
William Weldon	6-14-07	50,000.69		Cash Purchase
Ryan B. Foret	6-14-07	7,246.69		Cash Purchase
Beton A. Foret	6-14-07	14,993.69		Cash Purchase

Item 6.  Exhibits.

31.1	Certification by Donald S. Robbins, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith
31.2	Certification by K. Bruce Jones, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith
32.1	Certification by Donald S. Robbins and K. Bruce Jones, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Provided herewith

 ** These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSMG TECHNOLOGIES, INC.

Date: August 20, 2007	By: /s/ Donald S. Robbins
Donald S. Robbins, Chief Executive Officer

Date: August 20, 2007	By: /s/ K. Bruce Jones
K. Bruce Jones, Chief Financial Officer