Form 10QSB/A
period 2007-06-30
CSMG TECHNOLOGIES, INC.
filed 2007-08-21
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

CSMG TECHNOLOGIES, INC.
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

EXPLANATORY NOTE

The registrant is filing this amendment solely to correct an error in its name indicated on the cover page.

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

CSMG TECHNOLOGIES, INC.

Date: August 21, 2007	By: /s/ Donald S. Robbins
Donald S. Robbins, Chief Executive Officer

Date: August 21, 2007	By: /s/ K. Bruce Jones
K. Bruce Jones, Chief Financial Officer