Form 10QSB
period 2007-09-30
CSMG TECHNOLOGIES, INC.
filed 2007-11-13
CIK 1015002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2007, the Company had 38,018,544 shares of its $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page
Consolidated Balance Sheets September 30, 2007 (Unaudited)
and December 31, 2006	4
Consolidated Statement of Operations (Unaudited)
September 30, 2007 and 2006	5
Consolidated Statement of Cash Flows (Unaudited)
September 30, 2007 and 2006	6
Notes to the Financial Statements	7

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2007

ASSETS

CURRENT ASSET

Cash	$101,968
Total current asset	101,968

Fixed assets, net of depreciation	2,943

OTHER ASSET
Patents	13,959

TOTAL ASSETS	$118,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$848,390
Accrued interest payable	1,643,681
Convertible notes payable	4,090,000
Notes payable	1,851,101
Other current liabilities	341,582
Total current liabilities	8,774,754

Long-term Liabilities
Long-term contract - IAW	96,000

TOTAL LIABILITIES	8,870,754

Minority interest	206,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized and
36,670,777 issued, 36,181,923 shares outstanding and 488,854 shares subscribed	36,671
Additional paid-in capital	12,748,779
Stock subscriptions receivable	(488)
Accumulated deficit	(21,373,372)
Accumulated other comprehensive income (loss)	(337,189)
Treasury stock	(32,285)
Total stockholders' equity (deficit)	(8,957,884)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$118,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	NINE MONTHS		THREE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
REVENUE	$-	$-	$-	$-

COST OF REVENUES
Research and development costs	1,926,303	355,554	721,019	322,027
Total costs of revenues	1,926,303	355,554	721,019	322,027

GROSS PROFIT (LOSS)	(1,926,303)	(355,554)	(721,019)	(322,027)

OPERATING EXPENSES
General and administrative	1,643,315	1,542,136	614,930	1,054,752
Depreciation and impairment	548	288	226	96
Total operating expenses	1,643,863	1,542,424	615,156	1,054,848

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(3,570,166)	(1,897,978)	(1,336,175)	(1,376,875)

OTHER EXPENSE
Equity in net income (losses) of unconsolidated companies	-	(64,811)	-	(10,998)
Gain on sale of United Engineering	225,117	-	-	-
Interest expense, net of interest income	(1,477,510)	(252,342)	(204,909)	(114,178)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY GAIN	(4,822,559)	(2,215,131)	(1,541,084)	(1,502,051)
Minority interest	-	-	-	-

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXESAND EXTRAORDINARY GAIN	(4,822,559)	(2,215,131)	(1,541,084)	(1,502,051)
Provision for income taxes	-	-	-	-

NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY GAIN	(4,822,559)	(2,215,131)	(1,541,084)	(1,502,051)
Extraordinary gain	-	200,805	-	200,805

NET (LOSS) APPLICABLE TO SHARES	$(4,822,559)	$(2,014,326)	$(1,541,084)	$(1,301,246)

NET (LOSS) PER BASIC AND DILUTED SHARES
BEFORE EXTRAORDINARY GAIN	$(0.14)	$(0.08)	$(0.04)	$(0.05)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.14)	$(0.07)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	35,671,225	28,756,025	36,601,504	30,925,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,822,559)	$(2,014,326)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Stock issued for services	314,413	148,275
Stock issued for interest	-	494,792
Discount on notes payable	761,421	-
Warrants issued for commissions	186,092	-
Options issued to consultant	28,247	-
Equity loss from investee	-	64,811
Depreciation	548	288
Write off of assets	-	476,304
Change in assets and liabilities
Decrease in other assets	53,383	-
Increase (decrease) in accounts payable and accrued expenses	1,274,174	(1,307,242)
Total adjustments	2,618,278	(122,772)
Net cash (used in) operating activities	(2,204,281)	(2,137,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,875)
Patent acquisitions	(13,959)	-
Net cash (used in) investing activities	(13,959)	(3,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	165,991	672,942
Repayment of long-term contract	(104,000)	-
Borrowings of notes payable	50,000	-
Borrowings of convertible notes payable	1,340,000	2,439,012
Net cash provided by financing activities	1,451,991	3,111,954

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(766,249)	970,981

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	868,217	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$101,968	$970,981

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$25,000	$-

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to common stock	$957,877	$-
Conversion of accrued interest to common stock	$494,974	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The carbon dioxide separator equipment is now installed at the Chastang landfill in Mobile, Alabama which is owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement existed between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) which gave RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. At this time RTC contracted with the Company to extract the methane gas. Accordingly, the Company installed the carbon dioxide separator at the landfill in 2002 and 2003. Waste Management Inc. asserted that the carbon dioxide equipment produced methane gas that failed to meet Mobile Gas quality specifications. As a result and as noted in Note 9, Litigation, a legal dispute ensued as well as RTC filing bankruptcy. The Company is removing the equipment from the landfill and storing the equipment while the Company seeks another site.

On February 14, 2006, the Company signed a contract with DuPont to provide up to 500,000 MMbtu commercial quality gas to their plant outside Mobile, Alabama. There is no requirement in this contract for gas quality specifications, however, the Company believes that based on current raw gas analysis, the gas produced will exceed current specifications.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $4,822,559 and $2,215,131 (prior to the extraordinary gain of $200,805) for the nine months ended September 30, 2007 and 2006, respectively, and has a working capital deficiency of $8,672,786 as of September 30, 2007.

The Company’s management has raised funds through equity and debt offerings. In June 2006, Empire Financial Group and the Company entered into a best efforts bridge financing transaction for $3,025,000. Empire Financial Group was successful in raising the full $3,025,000 which is currently classified as notes payable - others on the condensed consolidated balance sheet at September 30, 2007, which will likely be converted to equity. The Company and Empire Financial Group has extended this offering for up to an additional $3,000,000 of which Empire has raised $1,065,000 as of September 30, 2007, as well as entering into a letter of intent relating to the raising of an additional $5,000,000 for a potential initial public offering of Live Tissue Connect, Inc., the tissue welding technology subsidiary of the Company. (see NOTE 10- SUBSEQUENT EVENTS)

One of the principal reasons for the Company’s ability to continue as a going concern involves the carbon dioxide separator business. The equipment manufactured removes CO2 from landfill gas, raw landfill gas that has high air content requires additional landfill gathering system tuning to reduce air content or additional oxygen and nitrogen removal equipment. Our system fits well is within specifications on the Company’s agreement with DuPont. The Chastang project however, generated no production, and cost the Company approximately $2,000,000. The Company is in process of either moving their equipment from the Chastang site to another location or to storage or salvage. Despite, the new gas purchase contract the Company entered into, the Company did impair the value of their equipment. In addition to this impairment, the Company impaired the value of obtaining their patents for both the CO2 separator equipment as well as the patents related to the live tissue bonding. The total of the patent impairment was approximately $650,000.

Management’s plans to address these conditions include raising additional funds, through Empire Financial Group, as well as the manufacturing of their live tissue bonding equipment in the last quarter of 2007. The Company has signed contracts with leading instrument and electro surgery generator design and manufacturing companies and has completed manufacturing of the prototype equipment that will be licensed or sold to perform surgeries.

The Company’s long-term success is dependent upon obtaining FDA approval, and worldwide acceptance of their products.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The Company’s warrants issued in May 2007, were not stock based compensation and were recorded in accordance with EITF 96-18. The Company recognized $186,092 in expense for the nine months ended September 30, 2007.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Net (loss)	$(4,822,559)	$(2,215,131)
Weighted-average common shares
outstanding :
Basic	35,671,225	28,756,025
Options	1,025,000	975,000
Warrants	890,941	200,000
Diluted	37,587,166	29,931,025

Basic net (loss) per share	$(0.14)	$(0.08)

Diluted net (loss) per share	$(0.14)	$(0.08)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

NOTE 3-              FIXED ASSETS

Fixed assets consist of the following as of September 30, 2007:

Estimated Useful
Lives (Years)
Computer equipment 5	$57,166
Less: Accumulated depreciation	(54,223)
Total, net	$2,943

Depreciation expense was $548 and $288 for the nine months ended September 30, 2007 and 2006, respectively. The Company wrote off $8,118 of fully depreciated equipment in the nine months ended September 30, 2007.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 4-              CONVERTIBLE NOTES PAYABLE

The Company from July 27, 2006 through September 30, 2007 raised $4,090,000 through Empire Financial Group in the form of convertible notes. The notes commenced interest accrual on January 1, 2007, at 15% per annum, and are convertible into Live Tissue Connect, Inc. shares at 50% of the IPO of the Company’s common stock price. The Company has accrued $516,489 in interest for the nine months ended September 30, 2007. The total due the investors as of September 30, 2007 is $4,606,489. The entire balance is reflected as a current liability on the Company’s condensed consolidated balance sheet.

Empire received 290,941 warrants on May 18, 2007 as part of their commission for the raising of the money. The Company recorded these warrants in accordance with EITF 96-18 and recognized an expense in the amount of $186,092.

NOTE 5-              NOTES PAYABLE

The Company from time to time entered into various note agreements with shareholders of the Company. The 20 notes that remain as of September 30, 2007 commenced from 2000 through 2005, and accrue interest at rates ranging from 8% to 15%.

The remaining principal of these 20 notes as of September 30, 2007 is $1,851,101. Accrued interest through September 30, 2007 on these notes is $1,127,192, for a total amount due as of September 30, 2007 of $2,978,293.

The Company’s management has been very successful over the past few years in converting these notes into shares of common stock. For the nine months ended September 30, 2007, the Company has been successful in converting $1,373,738 in notes plus accrued interest into 2,197,981 shares of stock. In addition, the Company recorded a discount in the amount of $761,421 to additional paid in capital based on the beneficial conversion price.

Included in the notes payable are:

Cornell Capital

On March 29, 2004, the Company entered into an equity line of credit with Cornell Capital Partners whereby the Company may issue and sell to Cornell up to $10,000,000 in common stock. Under this arrangement, Cornell advanced the Company $1,000,000 in 2004, all of which has been repaid through conversions to common stock.

The Company in 2005 was advanced $600,000 under a convertible debenture. In accordance with this agreement, the Company has been repaying this through issuances of stock under Rule 144. The Company has repaid $358,000 in principal with the remaining balance of $242,000 plus interest in the amount of $132,687 due as of September 30, 2007. The Company also has escrowed 488,854 shares of its common stock with Cornell’s escrow agent to use as repayment. (see NOTE 10- SUBSEQUENT EVENTS)

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-              NOTES PAYABLE (CONTINUED)

Included in notes payable but remain in litigation are the following:
Stonegate Management, Ltd.

The Company in 2001 entered into four one-year note agreements with Stonegate Management in the original principal balance of $630,000. Accrued interest through September 30, 2007 on these notes amounts to $467,263, for a total amount due under these notes of $1,097,263. The notes accrue interest at rates ranging between 8% and 10% per annum. The Company’s attorneys and Stonegate have been negotiating a repayment schedule, however no agreement has been reached.

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

On June 30, 2006, the Company and the two officers were again served by Nature Coast Collections, Inc., this time in the Federal District Court for the Southern District of Texas. The Company has answered the complaint and filed a counterclaim alleging, among other matters, that Nature Coast Collections, Inc. is an affiliate of RTC, a debtor in bankruptcy, whom the Company entered into a transaction with in regards to their CO2 separation equipment. The Company alleges that they should be authorized to offset its losses caused by the contractual relationship with RTC against the claims brought on by Nature Coast Collections, Inc. These proceedings have been moved to the Federal District Court for the Northern District of Illinois, where the bankruptcy proceedings are. The litigation is in the pleadings stage and discovery has commenced.

Banco Panamericano

The Company is in default on a note with an initial balance of $203,800 to Banco Pamamericano that became due April 1, 2002. On February 10, 2005, Banco Panamericano filed suit in the Circuit Court of Cook County, Illinois for $514,920 (balance accrued as of September 30, 2007 including interest at 12% is $368,685).

The note was funded in large part to assist in funds needed for the Chastang transaction, and the Company alleges that Banco Panamericano is not a bank, but a Nebraska corporation that is affiliated with RTC and that the proceeds were to be repaid from the proceeds of the sale of the methane gas that never occurred based on RTC’s failure to perform under the contract. The litigaion is in the pleadings stage and discovery has commenced.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

As of September 30, 2007, there are no shares issued and outstanding.

Common Stock

On January 18, 2007, the Company increased the authorized shares of common stock to 80,000,000.

As of September 30, 2007, the Company has 36,670,777 issued, 36,181,923 shares outstanding and 488,854 subscribed.

For the nine months ended September 30, 2007, the Company has issued the following stock:

274,215 shares issued for cash in the amount of $165,991.

744,500 shares issued for services at a value of $314,413.

2,197,981 shares issued in conversion of notes payable and accrued interest in the amount of $1,373,738.

Options

The Company currently has three stock option plans. The following table summarizes the activity of the Company’s stock option plan.

	September 30, 2007
		Weighted-
		average
	Number of	exercise
	Options	price
September 30, 2007:
Outstanding - beginning of period	975,000	$0.42
Granted	50,000	0.62
Exercised/Expired	(-)	-

Outstanding - end of period	1,025,000	$0.45

Exercisable at end of period	975,000	$0.45

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The Company has issued the following warrants as of September 30, 2007:

	Exercise	Date
Warrants	Price	Issued	Term
200,000	$0.40	5/15/2006	7.5 years
400,000	$0.40 - $0.75	11/1/2006	7 years
290,941	$0.57	5/18/2007	7 years
890,941

The 290,941 Warrants issued in May 2007 were valued utilizing the Black - Scholes method as follows:

Stock Price	$.74
Strike Price	$.57
Expected Life of Warrant	7 yrs.
Annualized Volatility	100.61%
Discount Rate	4.50%
Annual Rate of Quarterly Dividends	None
Call Option Value	$.6396

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7-              COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in May 2008. The lease agreement provides for an annual 3% escalation of the base rent. As of September 30, 2007, the following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
September 30,
2008	$10,144

Rent expense for the nine months ended September 30, 2007 and 2006 was $8,074 and $14,157 respectively.

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

At September 30, 2007, deferred tax assets consist of the following:

Net operating losses	$5,224,744
Valuation allowance	(5,224,744)
$-

At September 30, 2007, the Company had net operating loss carryforward in the approximate amount of $14,927,839 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 8-          PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2007 and 2006 is summarized below.

	2007	2006
Federal statutory rate	(35.0)%	(34.0)
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	35	34.0
	0%	0%

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 10-    SUBSEQUENT EVENTS

On October 18, 2007 the Company sold to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, LP) ("YA") 535,267 shares of CSMG common stock as payment in full of all principal and interest in the amount of $374,686.79 owed by the Company to YA under a promissory note dated March 24, 2005 issued by the Company to YA. The Company has no further indebtedness to YA. The above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a person who is sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. The purchaser of these securities was aware that they were restricted securities.

In addition to the $1,065,000 provided by Empire Financial Group in the three months ended September 30, 2007, Empire raised an additional $2,207,500 as of October 31, 2007, as well as entering into a letter of intent relating to the raising of an additional $5,000,000 for a potential initial public offering of Live Tissue Connect, Inc., the tissue welding technology subsidiary of the Company.

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

Overview

The following is a discussion of: (i) our results of operations and financial condition for the nine and three months ended September 30, 2007 versus September 30, 2006; (ii) our liquidity and capital resources; and (iii) our critical accounting policies. CSMG Technologies Inc., formerly, Consortium Service Management Group, Inc. (the “Company”), a Texas corporation, was incorporated on November 17, 1992. On January 18, 2007, the Company changed its name to CSMG Technologies, Inc. and increased its total number of authorized shares to 90,000,000 and the number of common shares to 80,000,000.

The Company is a technology management company. The technologies involve live tissue bonding and CO2 (carbon dioxide) separation of landfill gas.

The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology. To date, we have 39 issued or pending patents in the United States and overseas in connection with the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration for the duct and vessel sealer and two instruments, as well as having their technology approved for commercial development in Ukraine by the Ukraine Ministry of Health.

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

The carbon dioxide separator equipment is now installed at the Chastang landfill in Mobile, Alabama which is owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement existed between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) which gave RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. At this time RTC contracted with the Company to extract the methane gas. Accordingly, the Company installed the carbon dioxide separator at the landfill in 2002 and 2003. Waste Management Inc. asserted that the carbon dioxide equipment produced methane gas that failed to meet Mobile Gas quality specifications. As a result and as noted in Note 9, Litigation, a legal dispute ensued as well as RTC filing bankruptcy.

On February 14, 2006, the Company signed a contract with DuPont to provide up to 500,000 MMbtu commercial quality gas to their plant outside Mobile, Alabama. There is no requirement in this contract for gas quality specifications, however, the Company believes that based on current raw gas analysis, the gas produced will exceed current specifications. Because of the inability for the landfill to produce enough raw gas the equipment is being removed from the site put in temporary storage.

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

Results of Operations and Financial Condition

Nine Months Ended September 30, 2007 versus September 30, 2006

Total Operating Revenues

The Company recognized $0 in revenue during the nine months ended September 30, 2007 or for the nine months ended September 30, 2006. The revenues are anticipated to commence upon FDA approval as well as global acceptance of the products that are being manufactured.

Total Cost of Operating Revenues

Our cost of operating revenues represent research and development costs and are $1,926,303 and $ 355,554 for the nine months ended September 30, 2007 and 2006, respectively.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 were $1,643,315, as compared to $1,542,424 for the nine months ended September 30, 2006. This represented an increase of $100,891, or approximately 7%. Operating expenses included payroll, professional fees, and related expenses, rent expense, and other general and administrative expenses. The increase from 2007 to 2006 is a result of using additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $548 and $288 for the nine months ended September 30, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of September 30, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is net interest expense of $1,477,510 and $252,342 for the nine months ended September 30, 2007 and 2006, respectively. Included in the 2007 interest expense is $761,421 in discounts on the conversion of notes payable to common stock. The Company has also recognized a gain of $225,117 in the nine months ended September 30, 2007 for the sale of United Engineering Company.

Net Income (Loss)

We reported a net (loss) from operations of $(4,822,559), or $(0.14) per share on a basic and diluted basis, for the nine months ended September 30, 2007 versus $(2,215,131), or $(0.08) per share on a basic and diluted basis, for the nine months ended September 30, 2006 prior to the recognition of an extraordinary gain of $200,805 in the nine months ended September 30, 2006. The increase in the net loss is attributable to the expanded research and development efforts in Kiev, US FDA filing, LTC equipment commercialization and professional fees related to raising money, as well as the interest expense.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $14,927,839 of net operating losses as of September 30, 2007 that we reserved in valuation allowances against this deferred tax asset.

Three Months Ended September 30, 2007 versus September 30, 2006

Total Operating Revenues

The Company recognized $0 in revenue during the three months ended September 30, 2007 or for the three months ended September 30, 2006. The revenues are anticipated to commence upon FDA approval as well as global acceptance of the products that are being manufactured.

Total Cost of Operating Revenues

Our cost of operating revenues represent research and development costs and are $721,019 and $322,027 for the three months ended September 30, 2007 and 2006, respectively.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2007 were $615,156, as compared to $1,054,848 for the three months ended September 30, 2006. This represented a decrease of $439,692, or approximately 42%. Operating expenses included payroll, professional fees, and related expenses, rent expense, and other general and administrative expenses. The decrease from 2006 to 2007 is a result of reduced financing expense and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $226 and $96 for the three months ended September 30, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of September 30, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is net interest expense of $204,909 and $114,178 for the three months ended September 30, 2007 and 2006, respectively.

Net Income (Loss)

We reported a net (loss) from operations of $(1,541,084), or $(0.04) per share on a basic and diluted basis, for the three months ended September 30, 2007 versus $(1,502,051) prior to the recognition of an extraordinary gain of $200,805 in the three months ended September 30, 2006, or $(0.04) per share on a basic and diluted basis, for the three months ended September 30, 2006. Despite increased cost of operating revenues, the net loss remained steady due to a decrease in total operating expenses for the quarter.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $14,927,839 of net operating losses as of September 30, 2007 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, the balance in cash and cash equivalents decreased by $766,249 compared to an increase of $970,981 for the nine months ended September 30, 2006. This decrease is attributable solely to cash used in operating activities, which was attributable to a net loss from operations of ($4,822,559) offset by the discount on notes payable of $761,421 and an increase in accounts payable and accrued expenses of $1,274,174. This compares to a decrease in cash from operating activities for the nine months ended September 30, 2006 of ($2,137,098), which was attributable to the net loss from operations of ($2,014,326) and a decrease in accounts payable and accrued expenses of $1,307,242. We received proceeds from the issuance of convertible notes in 2007 of $1,340,000, other notes of $50,000 and stock for $165,991 and in 2006 received proceeds from the sale of stock of $672,942 and convertible notes of $2,439,012.

As of September 30, 2007, the only current asset was cash in the amount of $101,968.

As of September 30, 2007, we had $8,774,754 in current liabilities, primarily consisting of $848,390 in accounts payable and accrued expenses, $1,643,681 in accrued interest payable, $4,090,000 of convertible notes payable and $1,851,101 of notes payable.

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

There is a dispute, not subject to a court proceeding, between Waste Management Company, Inc. (“Waste Management”) and the Company with regard to the Chastang Waste Site in Chastang, Alabama. Waste Management was to maintain the site so as to produce marketable levels of waste site gas. The site has failed to produce such volume and Waste Management has requested the Company to remove its equipment from the site. The Company has commenced the disassembly of the equipment in preparation for removal of the equipment from the site. A written demand for removal was received from Waste Management on August 9, 2007. The Company is removing the equipment from the landfill and storing the equipment while the Company seeks another site.

Item 2.  Unregistered Sales of Equity Securities

Set forth below are previously unreported sales of our common stock since June 30, 2007 in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 on the basis that all purchasers were accredited investors.

Person	Date	No. Of Shares	Price per Share	Type of Consideration
Kevin Gonzales	7-12-07	4054	.74	Cash
Marty Elbaum	7-12-07	40,000.701		Consulting fees
Donald G. Santavicca and/or Janice S. Santavicca, JTWROS.	7-30-07	150,000.56		Cash

Item 6.  Exhibits.

31.1	Certification by Donald S. Robbins, Chief Executive Officer, pursuant to Rule 13a-14(a)	Provided herewith
31.2	Certification by K. Bruce Jones, Principal Financial Officer, pursuant to Rule 13a-14(a)	Provided herewith
32.1	Certification by Donald S. Robbins and K. Bruce Jones, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Provided herewith

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

CSMG TECHNOLOGIES, INC.

Date: November 13, 2007	By:	/s/ Donald S. Robbins
Donald S. Robbins, Chief Executive Officer

Date: November 13, 2007	By:	/s/ K. Bruce Jones
K. Bruce Jones, Chief Financial Officer