Form 10-K
period 2007-12-31
CSMG TECHNOLOGIES, INC.
filed 2008-03-28
CIK 1015002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
(361) 887-7546
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the registrant’s $.001 par value common stock held by non-affiliates of the registrant was $32,683,223 based on the average bid and ask price of the registrant’s common stock reported on such date on the Over-The-Counter Bulletin Board.

As of March 1, 2008, the registrant had 38,519,469 shares of its $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCED

None.

Item 9B.	Other Information	20

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

PART I

ITEM 1. BUSINESS

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

We believe we are unique in our business mission. We have developed and own technologies that we have brought to the United States and other developed countries that were invented by the scientists and engineers of Ukraine. Included in these technologies and independent of other Ukraine business interests are:

•	our live biological tissue bonding/welding technology, which bonds human tissue without the use of sutures, staples, sealants or glues (“Live Tissue Bonding/Welding”); and

•	our patented landfill gas purification system that processes raw landfill gas up to pipeline quality.

In 1994 we organized United Engineering Company (“UEC”), a Ukrainian company. In Ukraine it is referred to as a “joint stock company with a foreign investor.” We owned a one-third interest in UEC and the remaining owners were Ukraine companies and individuals. UEC is authorized by Ukraine law, among other things, to perform classified and secret construction works related to the national security of Ukraine. From 1995 to 2002 UEC negotiated contracts with United States and German contractors to dismantle the Ukraine nuclear and non-nuclear missiles, silos and related equipment under the START treaty. Such contracts were for amounts of approximately $6 million for United States contractors and DM4.7 million for German contractors, primarily for dismantling ICBM silos. The shareholders of UEC elected to sell it to an unrelated party in March 2007 and we recorded net proceeds of $278,500 from our pro rata share of the proceeds from the sale.

We identify state-of-the-art technologies that appear to have strong commercial application and in return for financing the costs of research and development, patent applications, manufacturing, and market distribution, we acquire ownership of these technologies, including all patents and other intellectual property in connection with these technologies. Our Live Tissue Bonding/Welding and CO2 separator technologies are examples of such projects.

Working through the Ukraine Academy of Sciences and the E.O. Paton Institute of Electric Welding, we have successfully negotiated technology transfer agreements for the Live Tissue Bonding/Welding Equipment Project and the Carbon Dioxide Separator Project set forth below.

Business of the Company

Live Tissue Bonding/Welding Equipment. The E.O. Paton Institute of Electric Welding of the Ukraine National Academy of Sciences, Kiev, Ukraine (the “Paton Institute”) and the International Association of Welding (“IAW”), developed equipment that bonds and reconnects blood vessels and other soft tissues and organs using radio frequency fusion in substantially less time than other technologies. Animal testing resulted in minimal scar tissue formation. To date this equipment and technology has been used in more than 10,000 human surgeries in Ukraine. In addition, our experience is that there is no need for prolonged special training of surgeons and surgical personnel to use this equipment.

We have 44 patent patents and applications pending relating to our live tissue bonding/welding technology, including 12 in the United States and 32 in other countries, including  European countries, Russia, Japan, Australia, Canada, India and China.  Our issued patents to date consist of four United States patents, one European Union patent and one Australian patent have been issued. In addition, the Ukraine Ministry of Health has approved the technology for commercial development in Ukraine.

In 2002, we formed Live Tissue Connect, Inc., a Delaware corporation, through which we will develop the tissue bonding/welding technology. We own 86% of Live Tissue Connect, Inc. In March 2005, Live Tissue Connect entered into an agreement with ConMed Corporation of Utica, New York involving a potential licensing of our technology. That agreement, and all rights and licenses granted to ConMed under that agreement, expired on May 31, 2005 without action by ConMed or us.

Until the end of 2006, all surgeries with the equipment were performed using prototype equipment in Ukraine hospitals during human clinical trials. During the Ukraine human clinical trials, we developed a device prototype that has performed more than 80 types of surgical procedures. Subsequently, we successfully developed and tested a specialized device for duct and vessel sealing. This is the first of several specialized devices we intend to develop using the prototype equipment. In December 2007, we completed a prototype of a second specialized device designed for intestinal surgery. We believe that developing specialized devices for specific surgical procedures will enable us to license our technology for use in different surgical procedures to different medical device distribution companies. To date we have identified 13 different surgical procedure device types for license. We are currently in negotiations with potential licensees. We have identified seven categories of surgical procedures for which we are developing specific devices. These categories are (1) cosmetic surgery (aesthetic tissue welding), (2) gynecology and general surgery, (3) orthopedics and arthroscopy, (4) colorectal, (5) pulmonary/lung, (6) urology and (7) veterinary.

Approval of the process and equipment by the United States Food and Drug Administration (“FDA”) is required before we can market, distribute or use our Live Tissue Bonding/Welding equipment in the United States. We began the process for FDA discovery and developing the regulatory and commercial equipment models for submission to the FDA. Additional human testing may be required to obtain FDA approval for some procedures. In November 2006, we engaged a regulatory and equipment consultant to assist in obtaining FDA approval and in June 2007 we filed a pre-market notification pursuant to Section 510(K) of the Federal Food, Drug and Cosmetic Act with the FDA for our duct and vessel sealer. In December 2007, we obtained the European Conformité Européne (“CE”) Mark on our duct and vessel sealer electrosurgery generator. We are working with qualified US medical device and instrument manufacturers to manufacture the commercial equipment. Additionally, we have retained a qualified firm to complete FDA Filings.

We are beginning to market our Live Tissue Bonding/Welding equipment worldwide except in the former Soviet Republics that are current members of the Commonwealth of Independent States (the “CIS”) where the Paton Institute will market and sell the bonding equipment if regulatory approval is received by us and them. We have continued our plans to manufacture prototypes in Ukraine and are continuing clinical trials in Ukraine for comprehensive human clinical product development. We began this clinical work in May 2000. To date, 10,000 successful human surgeries have been completed utilizing more than 80 types of surgical procedures. We are currently negotiating with international medical device companies and distributors for possible license agreements.

In late 2005, our Ukraine partner received its first commercial order, from the Ukraine Ministry of Health, for ten sets of Live Tissue Bonding/Welding equipment. We will not participate in the revenues of this sale but will benefit from the additional funding of the development of the technology.

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

We installed the first separator equipment at a landfill in Chastang (Mobile), Alabama but have had to remove it as a result of disputes with the landfill gas owner (Resource Technology Corporation (“RTC”)) that filed for protection under chapter 11 of the United States Bankruptcy Code and the landfill operator, Waste Management, Inc. (“WMI”). The Company is engaged in litigation against RTC on the basis of our contention that RTC failed to reduce air intake into the waste gas gathering system at the landfill, causing CSMG not to meet gas quality specifications for commercial methane gas sales. We had signed a contract with DuPont on February 14, 2006 to provide up to 500,000 MM BTU a year of commercial quality gas to their plant outside Mobile, Alabama. The gas did not need to meet national gas pipeline quality specifications to fulfill the DuPont contract. We had to terminate this contract in light of RTC’s failure to have the Chastang site produce landfill gas of sufficient quality. WMI was to maintain the site so as to produce marketable levels of waste site gas but has failed to do so. WMI has countered by demanding that we remove our equipment from the site, which we have done. We are seeking an alternate site for our CO2 separator equipment.

Manufacturing

Live Tissue Bonding/Welding Equipment. To move the Live Tissue Bonding/Welding product into market, we are currently working with retained medical device experts, manufacturers, and FDA consultants to move the product into the commercial market in the United States and Europe. We completed the development of the first generation of United States devices and instruments in the second quarter of 2007 and filed our Section 510(K) notification with the FDA for our duct and vessel sealer. We expect to manufacture the tissue bonding/welding units in Eastern Europe for the Eastern Europe, China, and India markets. We expect to manufacture the tissue bonding/welding units for the United States and Western European markets in the United States and Europe, respectively. To date, we have received CE Mark approval in Europe on the duct and vessel sealer electrosurgery generator but we have not received marketing approval for any product from the FDA.

CO2 Separator. The carbon dioxide separator plants will be manufactured in Sumy, Ukraine by Sumy Frunze.

Competition

Live Tissue Bonding/Welding Equipment. We have the only equipment in the world that reconnects live tissues without the use of staples, sutures, glues or sealant. We compete with existing conventional surgical methods of wound closing technologies such as sutures, staples, glues and sealant. We anticipate that our technology will supplement most other methods of bonding human soft tissue and blood vessels.

CO2 Separator. Numerous companies manufacture CO2 separators in the United States. Based upon our experience in the industry, we believe that we can compete successfully on the basis of the higher percentage of pure methane that can be produced by our CO2 separator, lower capital costs and the lower prices of production for our CO2 separator.

Patents, Trademarks and Licenses

Live Tissue Bonding/Welding Equipment. We own the Live Tissue Bonding/Welding technology and all worldwide rights except in CIS countries. Patents and patent applications for the United States, the European Patent Convention, Australia, Russia, Ukraine, China, India, Canada and Japan have been assigned to us. We have 44 patent patents and applications pending relating to our live tissue bonding/welding technology, including 12 in the United States and 32 in other countries, including  European countries, Russia, Japan, Australia, Canada, India and China.  Our issued patents to date consist of four United States patents, one European Union patent and one Australian patent have been issued. In addition, the Ukraine Ministry of Health has approved the technology for commercial development in Ukraine. These patents expire over a period of time ranging from 2018 to 2028.

CO2 Separator. One United States patent covering the CO2 separator has been issued. We own the CO2 separator patented technology, equipment and all world rights. We are obligated to pay a five percent royalty to the Ukrainians when the equipment is installed and fully operational based on the adjusted retail price of the equipment.

Government Approval and Regulations

Live Tissue Bonding/Welding Equipment. The Live Tissue Bonding/Welding equipment must obtain the approval of the Federal Drug Administration (the “FDA”) before it can be sold to be used on humans in the United States. In June 2007, we filed a pre-market notification pursuant to Section 510(K) of the Federal Food, Drug and Cosmetic Act with the FDA for such approval that we expect to be approved in the second quarter of 2008.

CO2 Separator. CO2 separator plants require no governmental approval before being placed into use, but the results of their usage are subject to the oversight authority of the Environmental Protection Agency.

Research and Development

During 2007, we expended $2,176,242 on research and development. During 2006, we expended $558,488 on research and development. We expect to invest an additional $5 million in 2008 for research and development in bring the Live Tissue Bonding/Welding product to market.

Employees

We employ fourteen persons full time in the United States and two persons full time in Kiev, Ukraine.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We rent office space in the following cities as indicated in the table below:

	Approximate
	Square Feet	Monthly Rent	Term
Corpus Christi, TX (1)	1,000	$1,146	Expires May 1, 2008
Goleta, CA (2)	4,410	$3,969	Expires February 15, 2010
Kiev, Ukraine	800	$1,200	Month-to-Month

(1)
Currently, we rent office space in Corpus Christi, Texas through an arrangement with Donald S. Robbins, our Chairman of the Board, President and Chief Executive Officer, who is the tenant on the lease, and we pay the rent directly to the landlord. This lease expires on May 1, 2008. We expect to enter into a new lease agreement for approximately 4,500 square feet of space at the same location commencing on or before May 1, 2008 for a term of five years and an initial base monthly rent of $4,950 per month, subject to an annual rent escalation of 4% per year.

(2)	The 4,410 square feet of office space that we lease in Goleta, California is for our majority-owned subsidiary, Live Tissue Connect, Inc.

ITEM 3. LEGAL PROCEEDINGS

Banco Panamericano v.  Consortium Service Management Group. Inc. and CSMG Gastech LLC,  Case No.  1:07-cv-00015 now pending in the Northern District of Illinois District Court as Case No. 06 C 7195.

We were sued on February 10, 2005 by Banco Panamericano, Inc. in the Circuit Court of Cook County, Illinois, Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech LLC , Case No. 2005L001514. The complaint alleges that we entered into a short-term promissory note dated February 15, 2002 (the “Note”) by which we borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleged that the Note was secured by all of our equipment, inventory, accounts, general intangibles and other properties. The complaint alleged that the Note is in default and that we owe Banco Panamericano $514,920 as of February 9, 2005, together with accrued interest and costs.

  In our answer to the complaint, we alleged as follows with regard to the allegations of Banco Panamericano:

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

We believe that we, not the plaintiff, is the injured party and that this litigation properly belongs in RTC’s chapter 11 proceedings in the federal bankruptcy court.

On March 2, 2005, the case was removed from the Circuit Court of Cook County, Illinois to the Federal District Court for the Northern District of Illinois. We filed a motion to have the proceeding referred to the United States Bankruptcy Court for the Northern District of Illinois where the bankruptcy proceeding of RTC is pending. The Federal District Court referred the proceeding to the United States Bankruptcy Court on December 6, 2005. On January 9, 2007, the Bankruptcy Court ruled that we did not have standing to remove the case to its jurisdiction and the case was removed from the Bankruptcy Court back to the Federal District Court for the Northern District of Illinois. We have filed an answer in the proceedings setting forth several affirmative defenses and counterclaims focused on the affiliation of the plaintiff with one of our customers and based on certain misrepresentations.  Discovery has been completed and plaintiff has submitted a contested motion for summary judgment that is under consideration by the Court. A trial date of December 10, 2007, has been continued pending the outcome of this motion.

Nature Coast Collections, Inc. v.  Consortium Service Management Group, Inc., Donald S.  Robbins and Gordon W.  Allison, Case No. 2:06-cv-273 originally pending in the Federal District Court for the Southern District of Texas and recently ordered transferred to the Federal District Court for the Northern District of Illinois.

On June 30, 2006, we were served with a complaint from Nature Coast Collections, Inc. in proceeding in the Federal District Court for the Southern District of Texas. The complaint alleges that Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, Ltd., a Costa Rican entity, of four promissory notes executed by us and Donald S. Robbins, our Chairman of the Board, President and Chief Executive Officer, and Gordon W. Allison, each as a guarantor. The amount claimed in the suit is the aggregate principal sum of $630,000, with interest, costs and attorney fees. We have answered the complaint and filed a counterclaim alleging, among other matters, that Nature Coast Collections, Inc. is an affiliate of the debtor in the bankruptcy proceeding in the Northern District of Illinois referred to above, RTC, and that we should be authorized to offset its losses caused by its contractual relationship with RTC against the claims of Nature Coast Collections, Inc. Our answer also asserted several affirmative defenses and counterclaims focused on the affiliation of the plaintiff with an offshore affiliate of one of our customers and based on certain misrepresentations.  Discovery has been completed and the Company has filed a motion for summary judgment with respect to the Plaintiff’s claims, the briefing of which by the parties has yet to be fully completed. No trial date has been set.

CSMG Technologies, Inc. v.  Gordon W.  Allison, Case No. 4:07-cv-00715 in the Southern District of Texas District Court.

We have filed a complaint against Gordon Allison, our former executive vice president, seeking unspecified damages in connection with claims based upon fraudulent statements, breach of fiduciary duty and promissory estoppel with respect to our investments in certain projects in which we were involved through actions of Mr. Allison. Mr. Allison has filed a counterclaim seeking damages of approximately $328,041 principal and interest for amounts allegedly due under the terms of a November 5, 2003 promissory note issued to him by us, unpaid salary of $150,000, unspecified payment for services rendered, reimbursement of expenses estimated at $23,000 and punitive damages in an unspecified amount. The litigation is in the discovery stage, and we believe the counterclaim is without merit and we are vigorously defending the counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $.001 per share, is quoted on the OTC Bulletin Board. Its symbol is “CTGI,” or, depending upon the Internet service that quotes Bulletin Board stocks, CTGI.OB.

The range of high and low bid information for our common stock for the last two fiscal years is set forth below. The source of this information is the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low
2006
1st Qtr.	$0.51	$0.36
2nd Qtr.	0.43	0.21
3rd Qtr.	0.78	0.255
4th Qtr.	0.64	0.25

2007
1st Qtr.	0.90	0.32
2nd Qtr.	0.91	0.63
3rd Qtr.	0.75	0.61
4th Qtr.	0.89	0.54

Holders

As of December 31, 2007 there were approximately 306 holders of record of our common stock.

Dividends

We have paid no dividends to our common stockholders and do not plan to pay dividends on our common stock in the foreseeable future. We currently intend to use any earnings to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two equity compensation plans and our majority-owned subsidiary Live Tissue Connect has one equity compensation plan. Our 1998 Stock Option Plan (the “1998 Plan”) provides for the issuance of up to 1,500,000 incentive and non-qualified stock options to our eligible employees and consultants and our 2003 Stock Option Plan (the “2003 Plan,” and together with the 1998 Plan, the “Stock Option Plans”) provides for the issuance of up to 3,300,000 incentive and non-qualified stock options to our eligible employees and consultants. Each of the Stock Option Plans was approved by our board of directors and ratified by the holders of a majority of our issued and outstanding shares of common stock within 12 months of such board approval. The following table presents certain information relating to outstanding awards and shares available for future grant under our Stock Option Plans in accordance with Item 201(d) of Regulation S-K.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,075,000	$0.49	2,875,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,075,000	$0.49	2,875,000

Recent Sales of Unregistered Securities

Set forth in the table below are unregistered sales of our equity securities that occurred during the fourth fiscal quarter of 2007 as well as other sales in prior quarters which were previously unreported. All of the equity securities issued in unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

Person	Date	No. of Shares	Price Per Share		Type of Consideration
Kurt Roush	12-28-07	80,959.625			Note conversion
Scott P. Shaffer	11-23-07	200,000 (options )	.75 (exercise price	)	Fees for service
William Weldon	10-18-07	100,000.56			Cash Purchase
David F. McAuliffe	10-18-07	178,571.56			Cash Purchase
Laura Gail Collins TTEE Virginia S. Collins Revocable living Trust	10-18-07	44,643.56			Cash Purchase
Jeffery Machen	10-18-07	100,000.56			Cash Purchase
Scott P. Shaffer		200,000.56			Cash Purchase
Chasley V. Morton	10-18-07	89,286.56			Cash Purchase
Dr. Anaka Prakash	10-18-07	100,000.56			Cash Purchase
YA Global Investments, LP	10-17-07	535,267.70			Cash Purchase
Khris Nemecek	4-10-07	50,000.625			Fee for Service
Walter Strait	1-28-07	48,190.625			Note conversion
Sterling Trust Company FBO Patricia Coursey, IRA	1-18-07	35,746.625			Note conversion

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Financial Statements.”

Overview

The following is a discussion of: (i) our results of operations and financial condition for the year ended December 31, 2007 as compared to the year ended December 31, 2006; (ii) our liquidity and capital resources; and (iii) our critical accounting policies. CSMG Technologies Inc., formerly, Consortium Service Management Group, Inc. (the “Company”), a Texas corporation, was incorporated on November 17, 1992. On January 18, 2007, we changed our name to CSMG Technologies, Inc. and increased our total number of authorized shares to 90,000,000, which includes 80,000,000 authorized shares of common stock and 10,000,000 shares of undesignated preferred stock.

We are a technology management company. Our technologies involve Live Tissue Bonding/Welding and CO2 (carbon dioxide) separation of landfill gas.

Our Live Tissue Bonding/Welding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. We have an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences and International Association of Welding and we own the rights to this technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology. To date, we have 44 issued or pending patents in the United States and overseas relating to our Live Tissue Bonding/Welding technology. In addition, in June 2007, we filed a 510(K) submission with the United States Food and Drug Administration for the duct and vessel sealer and two instruments, received the European CE Mark on the electrosurgery generator, and our technology has been approved for commercial development in Ukraine by the Ukraine Ministry of Health.

We also have one patent issued in both the United States and Canada relating to our carbon dioxide separator technology. This technology was also developed in Ukraine, and promotes the economical separation of methane from carbon dioxide gas emanating from landfills. Landfills generate a commingled mixture of methane and carbon dioxide gas which prevents the methane from being commercially sold as fuel. Our technology has been developed as an economical carbon dioxide separator that removes the carbon dioxide from landfill emissions to allow the methane gas to be sold to utility companies as well as other industrial and commercial customers.

The carbon dioxide separator equipment has been installed at the Chastang landfill in Mobile, Alabama since 2002, which landfill is owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) gave RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. At this time, RTC contracted with the Company to extract the methane gas. Accordingly, the Company installed the carbon dioxide separator at the landfill in 2002 and 2003. Waste Management Inc. asserted that the carbon dioxide equipment produced methane gas that failed to meet Mobile Gas quality specifications. As a result and as noted in Note 9, Litigation, a legal dispute ensued as well as RTC filing bankruptcy.

On February 14, 2006, the Company signed a contract with DuPont to provide up to 500,000 MMbtu commercial quality gas to their plant outside Mobile, Alabama. There is no requirement in this contract for gas quality specifications, however, the Company believes that based on current raw gas analysis, the gas produced will exceed current specifications. Because of the inability for the landfill to produce enough raw gas the equipment has been removed from the site and put in temporary storage.

In 1994, the Company formed United Engineering Company, a Ukraine and United States joint stock company registered under the laws of Ukraine with 14 of Ukraine’s largest defense contractors and Ukraine State Property fund. The purpose was to perform dismantlement of weapons of mass destruction under the START Treaty. The company initially had a 50% ownership that was reduced to 33.3% in 2000. The Company recorded this investment under the equity method, and maintained its investment until March 2007, when their interest was sold for net proceeds of $278,500. In March 2007, the Company sold its interest in United Engineering Company.

The Company recently has been focusing on its live bonding technology and has hired an internationally recognized medical device expert and a surgical device design company to design and manufacture the live tissue connect generator, as well as bringing on a major United States university to complete laboratory work and adding advisors that are surgeons, engineers and scientists to work on this project in the Ukraine.

Results of Operations and Financial Condition

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Total Operating Revenues

We did not recognize any revenue in 2007 or in 2006. We do not expect to begin generating any revenues until such time as we obtain FDA approval for one of our products and commence manufacturing and distribution operations with respect to any such FDA approved product.

Total Cost of Operating Revenues

Our total cost of operating revenues represent research and development costs and were $2,716,242 and $558,488 for the years ended December 31, 2007 and 2006, respectively. This approximate 386% increase in cost of operating revenues was primarily the result of commercial development of Live Tissue Connect’s duct and vessel sealing electrosurgery generator and other related costs such as research and development, personnel and regulatory filings.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2007 were $2,650,513 as compared to $2,181,356 for the year ended December 31, 2006. This represented an increase of $469,157, or 21.5%. Operating expenses included payroll, professional fees, and related expenses, rent expense, and other general and administrative expenses. The activities which these expenses were intended to benefit were our Live Tissue Bonding/Welding project and our carbon dioxide separator project. The last of these projects - which is based upon Ukraine-developed equipment that can be manufactured in Ukraine, brought to the United States and installed at considerable savings to the employment of United States equipment of comparable or inferior quality - represents a considerable part of our business plan for the future. The increase from 2007 to 2006 is a result of using additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in depreciation expense of $861 and $384 for the years ended December 31, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of December 31, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is net interest expense of $1,983,961 and $413,884 for the years ended December 31, 2007 and 2006, respectively, an increase of $1,570,077 or 380%. This increase is primarily the result of our capital raising activities and the interest payable on the $6,945,000 in convertible notes that we issued from July 27, 2006 through December 31, 2007. Included in the 2007 interest expense is $922,001 in discounts on the conversion of notes payable to common stock. The Company has also recognized a gain of $225,117 in the year ended December 31, 2007 for the sale of United Engineering Company.

Net Income (Loss)

For the year ended December 31, 2007, we reported a net loss from operations of $7,074,364, or $0.20 per share on a basic and diluted basis, as compared to $3,019,617, or $0.10 per share on a basic basis and $0.09 per share on a diluted basis, for the year ended December 31, 2006, prior to the recognition of an extraordinary gain of $200,805 in 2006. This 134% increase in our net losses from operations in 2007 as compared to 2006 is primarily the result of our expanded research and development efforts in Kiev and relating to our regulatory filings with the United States Food and Drug Administration, LTC equipment commercialization and professional fees related to raising money, as well as interest expense. Included in our net losses in 2006 is $85,118 attributable to our 33.3 percent interest in the income of an unconsolidated subsidiary, United Engineering Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This loss represents our share of the profits and losses from the missile site conversion activities of United Engineering Company.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $8,106,599 of net operating losses as of December 31, 2007 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

At December 31, 2007, we had $1,004,376 in cash and cash equivalents as compared to $868,217 at December 31, 2006. This increase is attributable to our capital raising activities which yielded $4,865,991 in 2007 offset by cash used in operating activities and an increase in accounts payable and accrued expenses of $551,239 in 2007 as compared to 2006. In 2007, we received proceeds from the issuance of convertible notes of $4,195,000, other notes of $50,000 and stock for $620,991 and in 2006 received proceeds from the sale of stock of $673,399 and convertible notes of $2,555,831.

As of December 31, 2007, our only significant current asset was cash in the amount of $1,004,376 and we had $11,116,392 in current liabilities, primarily consisting of $6,845,000 for liability for stock to be issued pursuant to the exercise of options and warrants, $1,508,407 of convertible notes payable, $1,699,124 in accrued interest payable, and $640,713 in accounts payable and accrued expenses.

From July 27, 2006 through December 31, 2007, we raised $6,945,000 (of which $100,000 was repaid during 2007) through Empire Financial Group in the form of convertible notes. The notes commenced interest accrual on January 1, 2007, at 15% per annum, and are convertible into Live Tissue Connect, Inc. shares at 50% of the initial public offering price of LTC’s common stock. We have accrued $741,897 in interest for the year ended December 31, 2007. The total due the investors as of December 31, 2007 is $7,586,897. The entire balance is reflected as a current liability on our consolidated balance sheet. Empire received 290,941 warrants on May 18, 2007 as part of their commission for the raising of the money. We recorded these warrants in accordance with EITF 96-18 and recognized an expense in the amount of $186,092.

From time to time we entered into various note agreements with our shareholders. The 13 notes that remain as of December 31, 2007 commenced from 2000 through 2005, and accrue interest at rates ranging from 8% to 15%. The remaining principal of these 13 notes as of December 31, 2007 is $1,508,407. Accrued interest through December 31, 2007 on these notes is $957,227, for a total amount due as of December 31, 2007 of $2,465,634.

Our management has been very successful over the past few years in converting these notes into shares of common stock. For the year ended December 31, 2007, we were successful in converting $1,748,423 in notes plus accrued interest into 2,733,248 shares of stock. In addition, we recorded a discount in the amount of $922,001 to additional paid in capital based on the beneficial conversion price.

Included in the notes payable are:

YA Globlal Investmenst, L.P.

On March 29, 2004, we entered into an equity line of credit with YA Global Investments (f/k/a Cornell Capital Partners) whereby we may issue and sell to YA Global Investments, L.P. up to $10,000,000 in common stock. Under this arrangement, YA Global Investments, L.P. advanced us $1,000,000 in 2004, all of which has been repaid through conversions to common stock.

In 2005, we were advanced $600,000 under a convertible debenture. In accordance with this agreement, we have been repaying this through issuances of stock under Rule 144. On October 18, 2007, we repaid the remaining $242,000 in principal along with interest in the amount of $132,687 with the issuance of 535,267 shares of common stock to YA Global Investments, L.P. There is no further indebtedness to YA Global Investments, L.P. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The purchaser of these shares is aware that they are restricted. There were no warrants or options issued in the Cornell transaction.

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

Off-Balance Sheet Arrangements

Except for our lease at our principal executive offices described under Item 2: Description of Properties, as of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

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

Research and Development

We annually incur costs on activities that relate to research and development of new technology and products. Research and development costs are expensed as incurred.

Revenue Recognition

We have not generated revenue in many years. We anticipate that we will record revenue in accordance with Staff Accounting Bulletin 104. The criteria for recognition is as follows:

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

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when we report a loss because to do so would be anti-dilutive for periods presented.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements. The adoption of SFAS 157 has not had a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 159 has not had a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item appears following Item 15 of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 3, 2007, Gary Skibicki, CPA was dismissed as the Registrant’s independent registered public accounting firm, effective immediately. The report issued by Gary Skibicki, CPA in connection with our financial statements for its two most recent fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except the report of the financial statements for the Registrant for the years ended December 31, 2006 and 2005 contained a paragraph expressing substantial doubt regarding the Registrant's ability to continue as a going concern. During the Registrant's two most recent fiscal years ended December 31, 2006 and 2005 and the later interim period preceding the dismissal of Gary Skibicki, CPA on July 3, 2007, there have been no disagreements with Gary Skibicki, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B), if not resolved to the satisfaction of Gary Skibicki, CPA, would have caused Gary Skibicki, CPA to make a reference to the subject matter of such disagreement in connection with its reports, and there occurred no events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B. Gary Skibicki, CPA identified certain significant deficiencies in our internal control over financial reporting, however, these significant deficiencies did not constitute a material weakness in our internal control over financial reporting, we have taken actions to remedy the deficiencies, and unqualified opinions were issued by Gary Skibicki CPA for fiscal years 2005 and 2006 and KBL, LLP, the independent registered public accounting firm engaged to audit our financial statements for the two most recent fiscal years ended December 31, 2007 and 2006, did not identify any significant deficiencies or material weaknesses in our internal control over financial reporting and has issued an unqualified opinion with respect to these financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. Internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and in consultant with the Company’s board of directors, has established and maintained policies and procedures designed to maintain the adequacy of the Company’s internal control over financial reporting that it believes are appropriate in light of the Company’s limited activities, personnel and resources as a development stage company, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Because of the inherent limitations of internal control over financial reporting and the Company's limited personnel and lack of segregation of duties, the Company's internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Changes in internal control over financial reporting. During the last fiscal quarter, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATION GOVERNANCE

Directors and Executive Officers

Set forth below are the names of each of the directors, executive officers and significant employees of the Company and a description of the business experience of each. Members of our board of directors are elected each year at our annual meeting of stockholders to serve a one year term expiring at the next following year’s annual meeting.

Name	Age	Position	Director Since
Donald S. Robbins	63	Chairman of the Board of Directors, President and Chief Executive Officer	1992

Esmeralda G. Robbins	63	Director	1992

Conrad Derdeyn	73	Director	2003

K. Bruce Jones	66	Chief Financial Officer and Director	2005

Robert Jay Machen	75	Director	2003

Herman Hohauser	66	Executive Vice President and Secretary	-

Donald S. Robbins, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Robbins is a founder of CSMG and currently serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Robbins has been instrumental in developing relationships with our foreign and domestic partners and oversees the management of the company both internationally and domestically, as well as any new technology acquisitions, evaluation and investment. These acquisitions have included state of the art technologies, such as Live Soft Biological Tissue Bonding/Welding for humans and animals and CO2 separation technologies for landfill gas. Mr. Robbins located the technology and performed key due diligence, negotiated contracts and began start-up of our Live Tissue Bonding/Welding project in 1995/1996. He orchestrated the Live Tissue Bonding/Welding project from its embryonic stage in 1996 and lead the project through many difficult obstacles, patent filings and patents issued to reach a point where the technology would be commercially viable and attracted a key medical device industry executive in 2006 to lead our commercialization of the technology to major world markets. Mr. Robbins has been responsible for arranging more that $14 million of financing for us and our Live Tissue Connect subsidiary and has negotiated contracts and developed the business plan for establishing UEC and its involvement in dismantlement of weapons of mass destruction under the START Treaty that lasted from 1994 to 2002.

Prior to founding CSMG, Mr. Robbins gained extensive experience in the financial services and insurance industries, where he held numerous licenses such as Registered Investment Advisor and Registered Principal. He was nationally recognized in the financial services industry and has lectured in public seminars as well as industry related symposiums. During his 22 years in the financial services industry, Mr. Robbins has received over 140 awards and honors including numerous “Man of the Year” awards from multinational financial service and insurance companies. Mr. Robbins previously served on the Supervisory Council of United Engineering Company and currently serves as a foreign member of the International Association of Welding of the E. O. Paton Institute of Electric Welding National Academy of Sciences of Ukraine, Chairman and CEO of Live Tissue Connect, Inc.

   Esmeralda G. Robbins, Director. From 1979 to 1993 Mrs. Robbins worked as Product Consultant and Salon Coordinator for Corpus Christi Beauty Supply, a family owned business that covered a 500-mile radius. Mrs. Robbins consulted boutiques, beauty, and barber salons providing the equipment and products necessary for them to start a new salon. Working with furniture manufacturers and product technicians, she also coordinated large-scale seminars to introduce shop owners and their employees to new products and ideas to improve and update their services. Mrs. Robbins would also oversee the day-to-day operations of the business along with other family members. In 1993 the business was closed due to the declining health of elder family members. Mrs. Robbins is an original founder of the company and was Chairman of the Board from 1992 to 2005. She is the spouse of Donald S. Robbins, President and Chief Executive Officer of the company.

Conrad Derdeyn, director. Mr. Derdeyn has degrees in civil engineering from the University of Texas at Austin. In addition to being employed from 1963 to 2002 by Caterpillar, Inc., and its affiliated companies, which are leading manufacturers of heavy earthmoving, mining, pipeline and construction equipment, he served from 1956 to 1994 in the Transportation Corps of the United States Army Reserves, retiring with the rank of colonel. His positions with Caterpillar and its affiliates were Manager, Special Projects (1963-1965); Construction Market engineer for mines, pipelines and dams (1965-1969); Supervisor, Heavy Construction (1969-1970); Manager of Pipeline Market Sales, Finning Tractor, Vancouver, B.C. (1970-1972); Marketing Engineer, Peoria, Illinois (1972-1973); Area Director, Caterpillar Overseas, Madrid, Spain (1973-1975); Sales Manager, Caterpillar Brazil, San Paulo Brazil (1975-1979); Manager of CONEXDO 1981, a worldwide construction industry exposition held every six years (1980-1981); Manager, Caterpillar, Inc.'s Southwest Division (1981-1983); District Manager, Caterpillar, Inc.'s Gulf Coast Area (1982-1999); and Manager, Caterpillar, Inc.'s Pipeline Division (1998-2002).

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

Robert Jay Machen, director. Mr. Machen, a graduate of Auburn University, is a civil engineer. After several years early experience in building dams and bridges, he was employed from 1964 to August 1997 by McDermott International, Inc., a New Orleans-based energy services company serving the energy and power industry. He held positions as vice president and general manager for fabrication of off-shore installations in the Gulf of Mexico, the British North Sea and the Western Hemisphere outside the United States. He also held positions as Senior Vice President for Government Relations in Washington, D.C. and as the Senior Vice President and Chief Representative for corporate sales efforts in Russia, China, Taiwan and Hong Kong. From October 1997 to the present he has acted as a director and adviser to MODEC International of Houston, Texas, a leading provider of floating production and storage systems and platforms on legs to the offshore petroleum industry around the world.

Herman Hohauser, Esq., Executive Vice President and Secretary. Mr. Hohauser received his BEE degree from the University of Florida in 1962 and his JD degree from Washington College of Law in 1971. He is a practicing lawyer and business consultant to small businesses. Mr. Hohauser served as corporate counsel to the company and consultant prior to becoming executive vice president in February 2005. He assists Mr. Robbins with day-to-day operations and expanding the company's business opportunities. From 1978 to 2005, he engaged in the practice of law specializing in intellectual property matters including patent prosecution, licensing, structuring of business arrangements, and technology transfer. He was employed by the United States Patent and Trademark Office from 1965 to 1978 as a patent examiner. He attained the level of Primary Examiner in the electrical arts having the authority to grant or deny patent applications. He served as chairman of the EEO Committee and recruited for the Office at universities.

Information about the Board of Directors, Committees of the Board, and Executive Officers

In 2007, the Board of Directors held 20 meetings, 18 of which were conducted by telephone conference call, and acted by unanimous written consent 20 times. All directors attended at least 75% of the total number of Board meetings. The Board of Directors has determined that Messrs. Derdeyn and Machen are independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at the annual meetings of stockholders, but the Company strongly encourages all members of the board of directors to attend its annual meetings and expects such attendance except in the event of exigent circumstances. All of the members of the board of directors at the time of the annual meeting of stockholders held on January 3, 2007.

 Shareholders may contact the Board of Directors by mail addressed to the entire board of directors, or to one or more individual directors, at 501 North Shoreline Drive, Suite 701 North, Corpus Christi, Texas 78471, Attn: Secretary. All communications directed to the board of directors or individual directors in this manner will be relayed to the intended recipients.

Directors’ Fees

Directors of the company receive no compensation for their services as directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes of ownership (Forms 3, 4 and 5) of the Common Stock with the SEC. Executive officers, directors and greater than 10% holders are required by SEC regulations to furnish the Company with copies of such forms that they file.

To the Company’s knowledge, based solely on the Company’s review of the copies of such reports received by the Company, the Company believes that for the fiscal year 2006, its executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to such persons.

Corporate Governance

The Board of Directors has no standing committees. We are not required to have an independent audit committee. Accordingly, the Board of Directors has determined that audit committee functions would be performed by the entire Board of Directors in accordance with Section 3(a)(5) of the Exchange Act. The Board of Directors has determined that K. Bruce Jones is an audit committee financial expert under applicable SEC rules and regulations. Mr. Jones is not an independent director under applicable guidelines.

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, including our chief executive officer. A copy of the Code of Ethics is filed as exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation we paid for services rendered during the fiscal years ended December 31, 2005, December 31, 2006 and December 31, 2007, to Donald S. Robbins, our current President and Chief Executive Officer. No other executive officer's compensation exceeded $100,000 in the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Total ($)
Donald S. Robbins	2007	$200,000			$200,000
President and Chief	2006	$183,139	12,000	(1)	195,139
Executive Officer (PEO) (1)

(1) On February 8, 2006, Mr. Robbins was awarded 200,000 shares of common stock that was not part of his annual base compensation. The value of these shares of common stock recognized by the Company in its financial statements is $$0.06 per share calculated in accordance with FASB No. 123(R), which was the grant date fair market value of such shares. For a discussion of the Company’s treatment of its equity compensation awards, seen Note 2: “Summary of Significant Accounting Policies - Stock Based Compensation” to the financial statements filed with this annual report on Form 10-K.

Employment Contracts

We have no employment contracts.

Director Compensation

Directors of the company receive no compensation for their services as directors. Accordingly, the table entitled “Director Compensation” and the discussion related to that table have been omitted because no compensation required to be reported in that table was awarded to, earned by or paid to any of the directors in any of the covered fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2008, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) our Chief Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 38,519,469 shares outstanding on March 1, 2008.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned
Donald S. Robbins 701 CCNB North Tower 500 North Shoreline Corpus Christi, TX 78471	2,451,904	(1), (2)	6.4%

Esmeralda G. Robbins 701 CCNB North Tower 500 North Shoreline Corpus Christi, TX 78471	450,000	(1)	1.1%

Conrad Derdeyn 11534 Spicewood Parkway Austin, TX 78750-2602	742,506		2%

K. Bruce Jones Building 22, Suite 300 610 Village Trace Marietta, GA 30067	1,019,333	(3)	2.6%

Robert Jay Machen 5327 Westerdale Drive Fulshear, TX 77441	1,627,285		4.2%

Herman Hohauser 6212 Berlee Drive Alexandria, VA 22312	260,000	(4)	0.7

All directors and executive officers as a group (7 persons)	6,569,028		17%

* Represents less than 1% of the Company's outstanding common stock.

(1)
Esmeralda G. Robbins and Donald S. Robbins are wife and husband, and each is deemed the beneficial owner of the shares beneficially owned by the other. The shares indicated as beneficially owned by each excludes the shares beneficially owned by the other.

(2)	Includes vested options to purchase 525,000 shares of common stock.

(3)	Includes vested options to purchase 200,000 shares of common stock.

(4)	Includes vested options to purchase 100,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions during the past two years, or proposed transactions, to which our company was or is to be a party, in which any director, executive officer, nominee for election as a director, a holder of more than five percent of our voting stock or any member of their immediate family had or is to have a direct or indirect interest that exceeds $120,000.

The Board of Directors has determined that each of Messrs. Derdeyn and Machen is an “independent director” based on the independence standards as defined by the marketplace rules of The Nasdaq Stock Market, Inc. (Nasdaq). The Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We rent our office space in Corpus Christi through an arrangement with Donald Robbins, our President and Chief Executive Officer and a director, who is the tenant on the lease, and we pay the rent directly to the landlord. See Item 2: Description of Property.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. Our independent registered public accounting firm billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended December 31, 2007  $ 26,123

Fiscal Year ended December 31, 2006  $ 16,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2007  $ 25,109

Fiscal Year ended December 31, 2006  $ 7,800

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2007  $-0-

Fiscal Year ended December 31, 2006  $-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2007  $-0-

Fiscal Year ended December 31, 2006  $-0-

Pre-Approval of Audit and Non-Audit Services. The board of directors pre-approves all audit, review and attestation and non-audit service engagements of the Company’s independent registered public accounting firm before such services are rendered.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Title
3(i)
Amended and Restated Articles of Incorporation of CSMG Technologies, Inc., as amended (filed as Exhibit 3(i) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference).

3(ii)	Bylaws of CSMG Technologies, Inc., as amended (filed as Exhibit 3(ii) to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference).

10.1
Second amendment to Lease Agreement between Bank of American and Donald S. Robbins, dated as of June 24, 2005 (filed as Exhibit 10.1 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference).

10.2
Agreement of July 9, 1996 between Consortium Service Management Group, Inc. and International Welding concerning tissue bonding technology (filed as Exhibit 10.3 to the registrant’s Form 10-SB, filed on September 16, 1999 and incorporate herein by reference).

10.3
Agreement of December 1998 between International Welding Association of Kiev, Ukraine and Consortium Service Management Group, Inc. concerning the carbon dioxide separator technology (filed as Exhibit 10.9 to the registrant’s Form 10-SB, filed on September 16, 1999 and incorporate herein by reference).

10.4
Operating Agreement of June 14, 2001 between Consortium Service Management Group, Inc. and Resource Technology Corporation. (filed as Exhibit 10.10 to Amendment No. 2 to the registrant’s Form 10-SB, filed on December 3, 2001 and incorporated herein by reference).

10.5
Agency Agreement between Joint Stock Company “Sumy Frunze Machine-Building Science and Production Association” of Ukraine and Consortium Service Management Group, Inc. (filed as Exhibit 10.20 to the registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference).

10.6
Amended 2003 Stock Option Plan adopted by the board of directors of Consortium Service Management Group, Inc. (filed as Exhibit 4.1 to the registrant’s registrant statement on Form S-8 filed on July 2, 2007 and incorporated herein by reference).

10.7
Standby Equity Distribution Agreement of March 29, 2004 between Cornell Capital Partners, LP and Consortium Service Management Group, Inc. (filed as Exhibit 10.23 to the registrant’s Form 10-KSB for the year ended December 31, 2004 and incorporate herein by reference).

10.8
Landfill Gas Sales Agreement between CSMG Technologies, Inc. and E.I. DuPont de Nemours and Co. Inc. and Shoreline Gas, Inc. (filed as Exhibit 10.1 to the registrant’s Form 8-K filed on February 21, 2006 and incorporated herein by reference).

14.1
Code of Ethics for the Chief Executive Officer and Senior Financial Officers (filed as Exhibit 14 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference).

21.1*	Subsidiaries of the registrant.

23.1*	Consent of KBL, LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

* filed herewith

Index To Consolidated Financial Statements

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the years ended
December 31, 2007 and 2006, with cumulative totals since
January 1, 2006 the commencement of the development stage	F-3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2007 and 2006, with cumulative totals since
January 1, 2006 the commencement of the development stage	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CSMG Technologies, Inc. and Subsidiaries
Corpus Christi, TX

We have audited the accompanying consolidated balance sheets of CSMG Technologies, Inc. and Subsidiaries (the “Company”) (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 with cumulative totals since January 1, 2006 the commencement of the development stage. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSMG Technologies, Inc. and Subsidiaries as of December 31, 2007, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, with cumulative totals since January 1, 2006, the commencement of the development stage in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY
February 19, 2008

CSMG TECHNOLOGIES. INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AT DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$1,004,376	$868,217
Inventory	35,670	-
Total current assets	1,040,046	868,217

Fixed assets, net of depreciation	42,605	3,491
Intangible assets	37,157	-
Other assets	-	53,383

TOTAL ASSETS	$1,119,808	$925,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$640,713	$102,235
Accrued interest payable	1,699,124	1,531,513
Liability for stock to be issued	143,459	-
Convertible notes payable	6,845,000	2,750,000
Notes payable	1,508,407	2,758,978
Other current liabilities	279,689	541,582
Total current liabilities	11,116,392	7,684,308

TOTAL LIABILITIES	11,116,392	7,684,308

Minority interest	(401,653)	(13,229)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized and
38,018,544 and 33,464,418 issued and outstanding	38,018	33,464
Additional paid-in capital	13,805,773	9,922,095
Accumulated deficit	(13,512,773)	(13,512,773)
Deficits accumulated during the development stage	(9,893,176)	(2,818,812)
Stock subscribed	-	(488)
Accumulated other comprehensive loss	-	(337,189)
Treasury stock	(32,773)	(32,285)
Total stockholders' equity (deficit)	(9,594,931)	(6,745,988)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,119,808	$925,091

The accompanying notes are an integral part of these consolidated financial statements

CSMG TECHNOLOGIES. INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(WITH CUMULATIVE TOTALS SINCE JANUARY 1, 2006, THE
COMMENCEMENT OF THE DEVELOPMENT STAGE)

			CUMULATIVE
			TOTALS SINCE
	2007	2006	JANUARY 1, 2006
REVENUE	$-	$-	$-
COST OF REVENUES
Research and development costs	2,716,242	558,488	3,274,730
Total costs of revenues	2,716,242	558,488	3,274,730

GROSS PROFIT (LOSS)	(2,716,242)	(558,488)	(3,274,730)

OPERATING EXPENSES
General and administrative	2,649,652	2,180,972	4,830,624
Depreciation	861	384	1,245
Total operating expenses	2,650,513	2,181,356	4,831,869
NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM	(5,366,755)	(2,739,844)	(8,106,599)
OTHER INCOME (EXPENSE)
Equity in net income (losses) of unconsolidated companies	-	(85,118)	(85,118)
Loss on sale of United Engineering	(112,072)	-	(112,072)
Interest expense, net of interest income	(1,983,961)	(413,884)	(2,397,845)
NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM	(7,462,788)	(3,238,846)	(10,701,634)
Minority interest	388,424	219,229	607,653
NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	(7,074,364)	(3,019,617)	(10,093,981)
Provision for income taxes	-	-	-
NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM	(7,074,364)	(3,019,617)	(10,093,981)
Extraordinary gain	-	200,805	200,805
NET (LOSS)	$(7,074,364)	$(2,818,812)	$(9,893,176)
NET (LOSS) PER BASIC AND DILUTED SHARES
BEFORE EXTRAORDINARY ITEM	$(0.20)	$(0.10)
NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.20)	$(0.09)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,200,105	30,786,442

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Deficits Accumulated During the Development	Stock	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Subscribed	Income (Loss)	Stock	Total
Balance, January 1, 2006	-	$-	26,056,072	$26,056	$7,548,049	$(13,512,773)	$-	$(939)	$(339,454)	$(32,285)	$(6,311,346)

Common shares issued for cash	-	-	4,549,122	4,549	668,340	-	-	-	-	-	672,889

Common shares issued for conversion of notes and interest	-	-	2,493,109	2,493	1,504,965	-	-	-	-	-	1,507,458

Common shares issued for services	-	-	366,115	366	200,741	-	-	-	-	-	201,107

Common shares subscribed	-	-	-	-	-	-	-	451	-	-	451

Net income (loss) for the year	-	-	-	-	-	-	(2,818,812)	-	2,265	-	(2,816,547)

Balance, December 31, 2006	-	-	33,464,418	33,464	9,922,095	(13,512,773)	(2,818,812)	(488)	(337,189)	(32,285)	(6,745,988)

Common shares issued for cash	-	-	1,086,715	1,087	619,904	-		-	-	-	620,991

Common shares issued for conversion of notes and interest	-	-	2,733,248	2,733	1,745,690	-		-	-	-	1,748,423

Common shares issued for services	-	-	744,500	744	313,669	-		-	-	-	314,413

Common shares cancelled during the period	-	-	(10,337)	(10)	-	-		-	-	-	(10)

Common shares subscribed purchased as treasury stock	-	-	-	-	-	-		488	-	(488)	-

Discounts on conversions of notes payable	-	-	-	-	922,001	-		-	-	-	922,001

Issuance of warrants	-	-	-	-	186,092	-		-	-	-	186,092

Issuance of options	-	-	-	-	96,322	-		-	-	-	96,322

Sale of United Engineering	-	-	-	-	-	-	-	-	337,189	-	337,189

Net income (loss) for the year	-	-	-	-	-	-	(7,074,364)	-	-	-	(7,074,364)

Balance, December 31, 2007	-	$-	38,018,544	$38,018	$13,805,773	$(13,512,773)	$(9,893,176)	$-	$-	$(32,773)	$(9,594,931)

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(WITH CUMULATIVE TOTALS SINCE JANUARY 1, 2006, THE
COMMENCEMENT OF THE DEVELOPMENT STAGE)

			CUMULATIVE
			TOTALS SINCE
	2007	2006	JANUARY 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,074,364)	$(2,818,812)	$(9,893,176)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Stock issued for services	314,413	201,107	515,520
Discount on conversion of notes payable	962,400	556,775	1,519,175
Warrants issued for commissions	186,092	-	186,092
Options issued to consultant	96,322	-	96,322
Equity loss from investee	-	85,118	85,118
Depreciation	861	384	1,245
Minority interest	(388,424)	(219,229)	(607,653)
Write off FAS 144 assets	-	476,304	476,304
Loss on sale of United Engineering	112,072	-	112,072

Change in assets and liabilities
Increase in inventory	(35,670)	-	(35,670)
Increase (decrease) in accounts payable and accrued expenses	1,117,435	(638,725)	478,710
Decrease in other current liabilities	(75,893)	-	(75,893)
Total adjustments	2,289,608	461,734	2,751,342
Net cash (used in) operating activities	(4,784,756)	(2,357,078)	(7,141,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,975)	(3,875)	(43,850)
Acquisitions of intangible assets	(37,157)	-	(37,157)
Proceeds from sale of United Engineering	278,500	-	278,500
Net cash provided by (used in) investing activities	201,368	(3,875)	197,493

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	620,991	673,339	1,294,330
Repayment of notes payable	(46,444)	-	(46,444)
Repayment of convertible notes payable	(100,000)	-	(100,000)
Borrowings of notes payable	50,000	2,555,831	2,605,831
Borrowings of convertible notes payable	4,195,000	-	4,195,000
Net cash provided by financing activities	4,719,547	3,229,170	7,948,717

NET INCREASE IN CASH AND CASH EQUIVALENTS	136,159	868,217	1,004,376

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	868,217	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,004,376	$868,217	$1,004,376

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$240,889	$-	$240,889

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to common stock	$1,254,127	$1,507,458	$2,761,585
Conversion of accrued interest to common stock	$597,347	$-	$597,347
Conversion of notes payable and accrued interest for liability for stock to be issued	$143,459	$-	$143,459

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

CSMG Technologies Inc., formerly, Consortium Service Management Group, Inc. (the “Company”), a Texas corporation, was incorporated on November 17, 1992. On January 18, 2007, the Company changed its name to CSMG Technologies, Inc. and increased its total number of authorized shares to 90,000,000 and the number of common shares to 80,000,000.

The Company is a technology management company. The technologies involve live tissue bonding and CO2 (carbon dioxide) separation of landfill gas, however, the carbon dioxide separation of landfill gas component has not been an active service during 2006 and 2007.

The live tissue bonding operations is contained in Live Tissue Connect, Inc., a subsidiary that is owned 86% by the Company. The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology. To date, we have 44 issued or pending patents in the United States and overseas in connection with the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration for the duct and vessel sealer and two instruments. The Company has received the European CE Mark on the Electro surgery generator as well as having their technology approved for commercial development in Ukraine by the Ukraine Ministry of Health.

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

The carbon dioxide separator equipment was installed at the Chastang landfill in Mobile, Alabama which is owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc., and has since been removed and put into storage. An agreement existed between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) which gave RTC the sole and exclusive right to collect, extract and remove landfill gas from the property.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

At this time RTC contracted with the Company to extract the methane gas. Accordingly, the Company installed the carbon dioxide separator at the landfill in 2002 and 2003. Waste Management Inc. asserted that the carbon dioxide equipment produced methane gas that failed to meet Mobile Gas quality specifications. As a result and as noted in Note 11, Litigation, a legal dispute ensued as well as RTC filing bankruptcy.

On February 14, 2006, the Company signed a contract with DuPont to provide up to 500,000 MMbtu commercial quality gas to their plant outside Mobile, Alabama. There is no requirement in this contract for gas quality specifications. During 2007, the Company dismantled the equipment and moved the equipment to storage due to the fact that there was not sufficient raw gas at the landfill. The contract has expired.

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

The Company recently has been focusing on their live tissue bonding technology, and has hired an internationally recognized medical device expert, a surgical device design company to design and manufacture the live tissue connect generator, as well as bringing on a major United States University to complete laboratory work and adding advisors that are surgeons, engineers and scientists to work on this project in the Ukraine.

In October 2007, the Board of Directors agreed to have the Company’s majority-owned subsidiary Live Tissue Connect, Inc. submit to the Securities and Exchange Commission (SEC) an initial public offering (IPO). The Company anticipates this to occur in the first quarter of 2008.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred a loss of $7,074,364 and $3,019,617 (prior to the extraordinary gain of $200,805) for the years ended December 31, 2007 and 2006, respectively, and has a working capital deficiency of $10,076,346 as of December 31, 2007. The Company’s management has raised funds through equity and debt offerings.

In June 2006, Empire Financial Group and the Company entered into a best efforts bridge financing transaction for $3,025,000. Empire Financial Group was successful in raising the full $3,025,000 which is currently classified as notes payable - others on the consolidated balance sheet at December 31, 2007, which will likely be converted to equity. The Company and Empire Financial Group has extended this offering for up to a minimum of $3,000,000 as well as a letter of intent relating to the raising of an additional $25,000,000 for a potential initial public offering of Live Tissue Connect, Inc., the tissue welding technology subsidiary of the Company, of which Empire has raised $3,920,000 ($100,000 was paid back to an investor during the three months ended December 31, 2007) as of December 31, 2007.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

One of the principal reasons for the Company’s ability to continue as a going concern involves the carbon dioxide separator business. The equipment manufactured removes CO2 from landfill gas, raw landfill gas that has high air content requires additional landfill gathering system tuning to reduce air content or additional oxygen and nitrogen removal equipment. Our system fits well is within specifications on the Company’s agreement with DuPont. The Chastang project however, generated no production, and cost the Company approximately $2,000,000. The Company has moved their equipment from the Chastang site to storage. Despite, the new gas purchase contract the Company entered into, the Company did impair the value of their equipment. In addition to this impairment, the Company impaired the value of obtaining their patents for both the CO2 separator equipment as well as the patents related to the live tissue bonding. The total of the patent impairment was approximately $650,000.

Management’s plans to address these conditions include raising additional funds, through Empire Financial Group, as well as commercially, manufacturing and distributing their live tissue bonding equipment in the second quarter of 2008. The Company has signed contracts with leading instrument and electro surgery generator design and manufacturing companies and has started manufacturing of the commercial equipment that will be licensed or sold to perform surgeries. The Company’s long-term success is dependent upon obtaining FDA approval (the Company achieved the approval for the C E Marking for European Union markets) on its electro surgery generator as well as worldwide acceptance of their products.

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

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include those of the Company and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Minority interests have been reflected in the consolidated financial statements for the percentage of the subsidiary not owned by the Company.

Development Stage Company

The Company commencing on January 1, 2006 entered into the development stage. Prior to January 1, 2006, the Company was operating in the carbon dioxide separator of landfill gas business exclusively. The Company has not been conducting significant operations in this business for 2006 and 2007, and has been in the development of their live tissue connect business. Therefore, management considers themselves to have commenced the development stage effective January 1, 2006 as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market, and the raising of capital. The Company has commenced the purchasing of raw materials to manufacture their generators in late 2007, and believes that they will commence revenues in 2008.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. All amounts contained in this financial institution pose a risk to the Company however the Company believes the risk to be minimal.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Currency Risk

The Company transacts business in currencies other than the U.S. Dollar. All currency transactions occur in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time. The Company has determined that based on the cash flow, sales price, sales market, expense, financing, and inter-company transactions and arrangements indicators set forth in FASB 52, Foreign Currency Translation, that the functional currency of the Company is that of the US Dollars.

Inventory

Inventory is recorded at the lower of cost and net realizable value and is accounted for on the first-in first-out basis (FIFO).

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s warrants issued in May 2007, were not stock based compensation and were recorded in accordance with EITF 96-18. The Company recognized $186,092 in expense for the year ended December 31, 2007.

The Company’s options issued in 2007 were valued in accordance with SAFAS 123R. The Company recognized $96,322 in expense for the year ended December 31, 2007.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2007, no additional accrual for income taxes is necessary.

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

	Years Ended
	December 31,	December 31,
	2007	2006
Net (loss)	$(7,074,364)	$(2,818,812)
Weighted-average common shares
outstanding :
Basic	36,200,105	30,786,442
Options	1,125,000	975,000
Warrants	890,941	200,000
Diluted	38,216,046	31,961,442
Basic net (loss) per share	$(0.20)	$(0.09)
Diluted net (loss) per share	$(0.20)	$(0.09)

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial position, results of operations or cash flows.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3- INVENTORY

Inventory consists of the following at December 31, 2007:

Parts and materials	$47,560
Less: Reserve for obsolescence	(11,890)
Total, net	$35,670

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 4- FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007:

	Estimated Useful Lives (Years)
Computer equipment	5	$97,141
Less: Accumulated depreciation		(54,536)
Total, net		$42,605

Depreciation expense was $861 and $384 for the years ended December 31, 2007 and 2006, respectively. The Company wrote off $8,118 of fully depreciated equipment in the year ended December 31, 2007.

NOTE 5- INTANGIBLE ASSETS

Intangible assets consist of patent costs on the live tissue connect technology. Until the Company receives approval on these patents, no amortization will be expensed. Upon approval, the Company anticipates the amortization to be over a period of fifteen years.

NOTE 6- CONVERTIBLE NOTES PAYABLE

The Company from July 27, 2006 through December 31, 2007 raised $6,945,000 (of which $100,000 was repaid during 2007) through Empire Financial Group in the form of convertible notes. The notes commenced interest accrual on January 1, 2007, at 15% per annum, and are convertible into Live Tissue Connect, Inc. shares at 50% of the IPO of LTC’s common stock price. The Company has accrued $741,897 in interest for the year ended December 31, 2007. The total due the investors as of December 31, 2007 is $7,586,897. The entire balance is reflected as a current liability on the Company’s consolidated balance sheet.

Empire received 290,941 warrants on May 18, 2007 as part of their commission for the raising of the money. The Company recorded these warrants in accordance with EITF 96-18 and recognized an expense in the amount of $186,092.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 7- NOTES PAYABLE

The Company from time to time entered into various note agreements with shareholders of the Company. The 13 notes that remain as of December 31, 2007 commenced from 2000 through 2005, and accrue interest at rates ranging from 8% to 15%. The remaining principal of these 13 notes as of December 31, 2007 is $1,508,407. Accrued interest through December 31, 2007 on these notes is $957,227, for a total amount due as of December 31, 2007 of $2,465,634. The balance due under the notes at December 31, 2006 was $2,758,978.

The Company’s management has been very successful over the past few years in converting these notes into shares of common stock. For the year ended December 31, 2007, the Company has been successful in converting $1,748,423 in notes plus accrued interest into 2,733,248 shares of stock. In addition, the Company recorded a discount in the amount of $922,001 to additional paid in capital based on the beneficial conversion price.

Included in the notes payable are:

YA Global Investments, L.P.

On March 29, 2004, the Company entered into an equity line of credit with YA Global Investments, L.P. (f/k/a Cornell Capital Partners) whereby the Company may issue and sell to YA Global Investments, L.P. up to $10,000,000 in common stock. Under this arrangement, YA Global Investments, L.P. advanced the Company $1,000,000 in 2004, all of which has been repaid through conversions to common stock.

The Company in 2005 was advanced $600,000 under a convertible debenture. In accordance with this agreement, the Company has been repaying this through issuances of stock under Rule 144. The Company on October 18, 2007 repaid the remaining $242,000 in principal along with interest in the amount of $132,687 with the issuance of 535,267 shares of common stock to YA Global Investments, L.P. There is no further indebtedness to YA Global Investments, L.P. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The purchaser of these shares is aware that they are restricted. There were no warrants or options issued in the YA Global Investments, L.P. transaction.

Included in notes payable but remain in litigation are the following:

Stonegate Management, Ltd.

The Company in 2001 entered into four one-year note agreements with Stonegate Management in the original principal balance of $630,000. Accrued interest through December 31, 2007 on these notes amounts to $494,500, for a total amount due under these notes of $1,124,500. The notes accrue interest at rates ranging between 8% and 10% per annum.

In relation to these notes, the Company on December 12, 2005, was served a suit in the Circuit Court for Hillsborough County Florida by Nature Coast Collections, Inc. The suit named the Company as well as certain officers, Donald Robbins and Gordon Allison as guarantors of the four notes. Nature Coast Collections, Inc. is the claimed assignee of the original payee, Stonegate Management, Ltd., a Costa Rican entity. The Company filed a motion for dismissal of the proceedings for lack of jurisdiction in Florida, and this was granted.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 7- NOTES PAYABLE (CONTINUED)

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

Nature Coast Collections, Inc. v.  Consortium Service Management Group, Inc., Donald S.  Robbins and Gordon W.  Allison, Case No. 2:06-cv-273 originally pending in the Southern District of Texas District Court and recently ordered transferred to the Northern District of Illinois.  Plaintiff claims damages of $630,000, with interest and costs, arising out of a series of disputed promissory notes bringing the total claim over $900,000 and under $1,000,000. The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with an offshore affiliate of a customer of the Company and based on misrepresentation.  Discovery has been completed and the Company has filed a motion for summary judgment with respect to the Plaintiff’s claims, the briefing of which by the parties has yet to be fully completed. No trial date has been set.

Banco Panamericano

The Company is in default on a note with an initial balance of $203,800 to Banco Panamericano that became due April 1, 2002. On February 10, 2005, Banco Panamericano filed suit in the Circuit Court of Cook County, Illinois for $514,920 (balance accrued as of December 31, 2007 including interest at 12% is $379,837). The note was funded in large part to assist in funds needed for the Chastang transaction, and the Company alleges that Banco Panamericano is not a bank, but a Nebraska corporation that is affiliated with RTC and that the proceeds were to be repaid from the proceeds of the sale of the methane gas that never occurred based on RTC’s failure to perform under the contract. The Company believes they are the injured party an that the litigation properly belongs in RTC’s Chapter 11 proceedings in the federal bankruptcy court. On December 6, 2005, the case was moved to the United States Bankruptcy Court.

Banco Panamericano v.  Consortium Service Management Group. Inc. and CSMG Gastech LLC,  Case No.  1:07-cv-00015 now pending in the Northern District of Illinois District Court as Case No. 06 C 7195.  Plaintiff claims damages in the amount of $514,920 as of February 9, 2005, together with interest and costs, arising out of a disputed promissory note bringing the total claim to $1,013,648.  The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with a customer of the Company and based on misrepresentation.  Discovery has been completed and Plaintiff has submitted a contested motion for summary judgment that is under consideration by the Court. A trial date of December 10, 2007, has been continued pending the outcome of this motion.

The entire balance of shareholder notes is reflected as current liabilities as they are all overdue.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 8- STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock, par value $.001. On December 28, 1995, the Company authorized the issuance of 75,669 shares of Series A preferred stock, $10.00 face amount, $.001 par value which paid a cumulative dividend on net corporate profit equal to 8% of the face amount of the outstanding stock. If the Company did not realize profits, preferred stock dividends are not accruable. Such preferred stock is preferred over all common stock in the event of corporate liquidation and dissolution to the extent of its unredeemed face amount. On September 29, 2000, the Board of Directors approved the conversion of these shares into 1,210,704 common shares. As of December 31, 2007 and 2006, there are no shares issued and outstanding.

Common Stock

On January 18, 2007, the Company increased the authorized shares of common stock to 80,000,000. As of December 31, 2007 and 2006, the Company had 38,018,544 and 33,464,418 shares issued and outstanding. For the years ended December 31, 2007 and 2006, the Company had issued the following stock:

•	1,086,715 and 4,549,122 shares issued for cash in the amount of $620,991 and $672,889, respectively;

•	744,500 and 366,115 shares issued for services at a value of $314,413 and $201,107, respectively; and

•	2,733,248 and 2,493,109 shares issued in conversion of notes payable and accrued interest in the amount of $1,748,423 and $1,507,458, respectively.

Options

The Company currently has two stock option plans. The following table summarizes the activity of the Company’s stock option plan.

	December 31, 2007
	Number of Options	Weighted - average exercise price
December 31, 2007:
Outstanding - beginning of period	975,000	$0.42
Granted	150,000	0.71
Exercised/Expired	(-)	-
Outstanding - end of period	1,125,000	$0.46
Exercisable at end of period	1,125,000	$0.46

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 8- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options (Continued)

The Company’s options expire at various times through 2017. All options issued in 2003 through 2005 were issued at or above market value. The Company issued 50,000 options to a consultant in February 2007 and 100,000 options to a consultant in October 2007 that were vested. These options were expensed at a value of $96,322 by utilizing the black-scholes method.

Warrants

The Company has issued the following warrants as of December 31, 2007:

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 9- COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in May 2008. The lease agreement provides for an annual 3% escalation of the base rent. As of December 31, 2007, the following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended December 31,
2008	$6,340

Rent expense for the years ended December 31, 2007 and 2006 was $14,788 and $14,157 respectively.

NOTE 10- PROVISION FOR INCOME TAXES

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

At December 31, 2007, deferred tax assets consist of the following:

Net operating losses	$6,247,750

Valuation allowance	(6,247,750)

$-

At December 31, 2007, the Company had net operating loss carryforward in the approximate amount of $17,850,716 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 10- PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2007 and 2006 is summarized below.

	2007	2006
Federal statutory rate	(35.0)%	(35.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	35	35.0
	0%	0%

NOTE 11- LITIGATION

Banco Panamericano v.  Consortium Service Management Group. Inc. and CSMG Gastech LLC,  Case No.  1:07-cv-00015 now pending in the Northern District of Illinois District Court as Case No. 06 C 7195.  Plaintiff claims damages in the amount of $514,920 as of February 9, 2005, together with interest and costs, arising out of a disputed promissory note bringing the total claim to $1,013,648.  The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with a customer of the Company and based on misrepresentation.  Discovery has been completed and Plaintiff has submitted a contested motion for summary judgment that is under consideration by the Court. A trial date of December 10, 2007, has been continued pending the outcome of this motion.

Nature Coast Collections, Inc. v.  Consortium Service Management Group, Inc., Donald S.  Robbins and Gordon W.  Allison, Case No. 2:06-cv-273 originally pending in the Southern District of Texas District Court and recently ordered transferred to the Northern District of Illinois.  Plaintiff claims damages of $630,000, with interest and costs, arising out of a series of disputed promissory notes bringing the total claim over $900,000 and under $1,000,000. The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with an offshore affiliate of a customer of the Company and based on misrepresentation.  Discovery has been completed and the Company has filed a motion for summary judgment with respect to the Plaintiff’s claims, the briefing of which by the parties has yet to be fully completed. No trial date has been set.

There is a dispute, not subject to a court proceeding, between Waste Management Company, Inc. (“Waste Management”) and the Company with regard to the Chastang Waste Site in Chastang, Alabama.  Waste Management was to maintain the site so as to produce marketable levels of waste site gas.  The site has failed to produce such volume and Waste Management has requested the Company to remove its equipment from the site.  The Company has commenced the disassembly of the equipment in preparation for removal of the equipment from the site. A written demand for removal was received from Waste Management on August 9, 2007. The equipment has been removed from the landfill site and placed in storage.

NOTE 11- LITIGATION (CONTINUED)

CSMG Technologies, Inc. v.  Gordon W.  Allison, Case No. 4:07-cv-00715 in the Southern District of Texas District Court. In Gordon Allison’s answer to the Company’s complaint seeking unspecified damages in connection with claims based upon fraudulent statements, breach of fiduciary duty and promissory estoppel with respect to investments in projects Gordon Allison involved the Company, Allison filed a counterclaim seeking damages of approximately $328,041 principal and interest for amounts allegedly due under the terms of a November 5, 2003 promissory note issued to him by the Company, unpaid salary of $150,000, unspecified payment for services rendered, reimbursement of expenses estimated at $23,000 and punitive damages in an unspecified amount. The litigation is in the discovery stage, and the Company believes the counterclaim is without merit. The Company is vigorously defending the counterclaim.

NOTE 12- SUBSEQUENT EVENT

The Company entered into a lease agreement on February 20, 2008 for their subsidiary Live Tissue Connect, Inc.’s corporate headquarters in Goleta, California.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSMG TECHNOLOGIES, INC.

Date: March 27, 2008	By:	/s/ Donald S. Robbins
Donald S. Robbins, Chief Executive Officer

Date: March 27, 2008	By:	/s/ K. Bruce Jones
K. Bruce Jones, Chief Financial Officer

SIGNATURE	TITLE	DATE

/s/ Donald S. Robbins	President, Chief Executive Officer, and	March 27, 2008
Donald S. Robbins	Director (principal executive officer)

/s/ Esmeralda G. Robbins	Director	March 27, 2008
Esmeralda G. Robbins

/s/ Conrad Derdeyn	Director	March 27, 2008
Conrad Derdeyn

/s/ K. Bruce Jones	Chief Financial Officer	March 27, 2008
K. Bruce Jones	(principal financial officer and principal accounting officer)

/s/ Robert Jay Machen	Director	March 27, 2008
Robert Jay Machen