Form 10-K/A
period 2007-12-31
CSMG TECHNOLOGIES, INC.
filed 2008-05-20
CIK 1015002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

In this Form 10-K/A, we are restating our consolidated financial statements for the years ended December 31, 2007 and 2006, including the applicable notes.

We do not plan to file an amendment to our Annual Report on Form 10-KSB for the year ended December 31, 2006. Nor do we plan to file amendments to our Quarterly Reports on Forms 10-QSB for the quarterly periods ended March 31, June 30 and September 30, 2007, respectively. Thus, you should not rely on any of the previously filed annual or quarterly reports relating to the foregoing periods since they are superseded by this report.

For more detailed information about the restatement, please see Note 13, “Restatement of Prior Financial Statements” in the accompanying consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.

In addition, management has concluded that we had a material weakness in our internal control over financial reporting relating to our accounting for options granted by our majority-owned subsidiary Live Tissue Connect, Inc. As described in more detail in Item 9A of this Annual Report, we have identified the causes of this material weakness and are implementing measures designed to remedy them.

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

We have 31 patent patents and applications pending relating to our live tissue bonding/welding technology, including 12 in the United States and 19 in other countries, including  European countries, Russia, Japan, Australia, Canada, India and China.  Our issued patents to date consist of four United States patents, one European Union patent and one Australian patent have been issued. In addition, the Ukraine Ministry of Health has approved the technology for commercial development in Ukraine.

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

Manufacturing

Live Tissue Bonding/Welding Equipment. To move the Live Tissue Bonding/Welding product into market, we are currently working with retained medical device experts, manufacturers, and FDA consultants to move the product into the commercial market in the United States and Europe. We completed the development of the first generation of United States devices and instruments in the second quarter of 2007 and filed our Section 510(K) notification with the FDA for our duct and vessel sealer. We expect to manufacture the tissue bonding/welding units for all markets in the United States and Western Europe. To date, we have received CE Mark approval in Europe on the duct and vessel sealer electrosurgery generator but we have not received marketing approval for any product from the FDA.

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

Patents, Trademarks and Licenses

Live Tissue Bonding/Welding Equipment. We own the Live Tissue Bonding/Welding technology and all worldwide rights except in CIS countries. Patents and patent applications for the United States, the European Patent Convention, Australia, Russia, Ukraine, China, India, Canada and Japan have been assigned to us. We have 31 patent patents and applications pending relating to our live tissue bonding/welding technology, including 12 in the United States and 19 in other countries, including  European countries, Russia, Japan, Australia, Canada, India and China.  Our issued patents to date consist of four United States patents, one European Union patent and one Australian patent have been issued. In addition, the Ukraine Ministry of Health has approved the technology for commercial development in Ukraine. These patents expire over a period of time ranging from 2018 to 2028.

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

Restatement of Previously Issued Financial Results

We are restating our consolidated financial statements for the years ended December 31, 2007 and 2006, including the applicable notes. For more information about the restatement, please see the Explanatory Note to this report and Note 13, “Restatement of Prior Financial Statements” in the accompanying consolidated financial statements.

The following discussion and analysis of our financial condition and results of operations incorporate the restated amounts.

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

Total Operating Expenses

Total operating expenses for the year ended December 31, 2007 were $4,238,991 as compared to $2,263,854 for the year ended December 31, 2006. This represented an increase of $1,975,137 or 87.2%. Operating expenses included payroll, professional fees, and related expenses, rent expense, and other general and administrative expenses and stock based compensation. The activities which these expenses were intended to benefit were our Live Tissue Bonding/Welding project and our carbon dioxide separator project. The last of these projects - which is based upon Ukraine-developed equipment that can be manufactured in Ukraine, brought to the United States and installed at considerable savings to the employment of United States equipment of comparable or inferior quality - represents a considerable part of our business plan for the future. The increase from 2007 to 2006 is a result of using additional consultants and outsourced investor and public relations to assist the Company in raising money.

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

Net Income (Loss)

For the year ended December 31, 2007, we reported a net loss from operations of $8,440,455, or $0.23 per share on a basic and diluted basis, as compared to $3,090,565, or $0.10 per share on a basic basis and $0.09 per share on a diluted basis, for the year ended December 31, 2006, prior to the recognition of an extraordinary gain of $200,805 in 2006. This 173% increase in our net losses from operations in 2007 as compared to 2006 is primarily the result of our expanded research and development efforts in Kiev and relating to our regulatory filings with the United States Food and Drug Administration, LTC equipment commercialization and professional fees related to raising money, as well as interest expense. Included in our net losses in 2006 is $85,118 attributable to our 33.3 percent interest in the income of an unconsolidated subsidiary, United Engineering Company, a Ukraine company that represents a joint venture between us and several Ukraine entities. This loss represents our share of the profits and losses from the missile site conversion activities of United Engineering Company.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $17,850,716 of net operating losses as of December 31, 2007 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

At December 31, 2007, we had $1,004,376 in cash and cash equivalents as compared to $868,217 at December 31, 2006. This increase is attributable to our capital raising activities which yielded $4,865,991 in 2007 offset by cash used in operating activities and an increase in accounts payable and accrued expenses of $538,478 in 2007 as compared to 2006. In 2007, we received proceeds from the issuance of convertible notes of $4,195,000, other notes of $50,000 and stock for $620,991 and in 2006 received proceeds from the sale of stock of $673,399 and convertible notes of $2,555,831.

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

ITEM 9A. CONTROLS AND PROCEDURES

On May 7, 2008, our Board of Directors, in consultation with KBL, LLP, our independent registered public accounting firm, concluded that our previously issued financial statements for the fiscal years ended December 31, 2007 and 2006 should no longer be relied upon. This conclusion was based on the Board’s determination that our financial statements required an adjustment to reflect our 86% ownership of Live Tissue Connect, Inc., rather than 100% ownership, and a charge adjustment for management stock options granted by Live Tissue Connect, Inc. in 2006 and 2007.

In connection with management’s review of the foregoing, we assessed the effectiveness of our internal control over financial reporting and identified a material weakness in such control. We identified and reported this weakness to both our Board of Directors and KBL, LLP. The nature of the material weakness is described as part of management’s report on internal control over financial reporting, below.

Evaluation of disclosure controls and procedures. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out a reevaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based upon that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective. This conclusion was based, in part, upon the fact that the material weakness in our internal control over financial reporting did not relate to collecting information and timely providing it to senior management to allow them to determine whether disclosure should be made.

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

Due to the discovery of the error mentioned in the previous paragraphs, management has reassessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2007 due to the existence of a material weakness in our internal control over financial reporting, discussed below. Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Material Weakness in Internal Controls

During the conduct of our reassessment of internal control over financial reporting, we identified a material weakness and have advised the Board of Directors that the following material weakness existed at December 31, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a “material weakness” is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness exists in the financial reporting expertise of our senior management. Independent of our reassessment of internal controls over financial reporting, we implemented two changes to those controls that we believe remediate the material weakness identified above: (1) our majority-owned subsidiary Live Tissue Connect, Inc. has retained an outside financial consulting firm to assist with its internal accounting and financial reporting function, and (2) we implemented a policy that requires all financial information to be presented to our independent registered public accounting firm. These changes were responsible for our discovery of the error mentioned in the previous paragraphs.

This material weakness resulted in misstatements in our financial statements for the years ended December 31, 2007 and 2006 to reflect our 86% ownership of Live Tissue Connect, Inc., rather than 100% ownership, and a charge adjustment for management stock options granted by Live Tissue Connect, Inc. in 2006 and 2007. For more detailed information about the restatement, please see Note 13, “Restatement of Prior Financial Statements” in the accompanying consolidated financial statements.

We cannot provide any assurance that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

21.1	Subsidiaries of the registrant (filed as Exhibit 21.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

23.1*	Consent of KBL, LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

* filed herewith

Index To Consolidated Financial Statements

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended
December 31, 2007 and 2006, with cumulative totals since
January 1, 2006 the commencement of the development stage	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2007 and 2006, with cumulative totals since
January 1, 2006 the commencement of the development stage	F-6

Notes to Consolidated Financial Statements	F-7

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

As discussed in Note 13, the Company has restated its consolidated financial statements for the years ended December 31, 2007 and 2006 to account for options granted by Live Tissue Connect, Inc., the majority owned subsidiary of the Company. These options were omitted from the previously filed consolidated financial statements. The adjustments decreased the net loss and deficits accumulated during the development stage in the amounts of $1,366,091 and $70,948 for the years ended December 31, 2007 and 2006, respectively. In addition, additional paid in capital increased $1,588,478 and $82,498 at December 31, 2007 and 2006, respectively and minority interest was reduced by $222,387 and $11,550 at December 31, 2007 and 2006, respectively.

/s/ KBL, LLP
New York, NY
February 19, 2008, except for Note 13, which is dated May 7, 2008

CSMG TECHNOLOGIES. INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 AND 2006

ASSETS
	RESTATED	RESTATED
	2007	2006
CURRENT ASSETS
Cash	$1,004,376	$868,217
Inventory	35,670	-
Total current assets	1,040,046	868,217

Fixed assets, net of depreciation	42,605	3,491
Intangible assets	37,157	-
Other assets	-	53,383

TOTAL ASSETS	$1,119,808	$925,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$640,713	$102,235
Accrued interest payable	1,699,124	1,531,513
Liability for stock to be issued	143,459	-
Convertible notes payable	6,845,000	2,750,000
Notes payable	1,508,407	2,758,978
Other current liabilities	279,689	541,582
Total current liabilities	11,116,392	7,684,308

TOTAL LIABILITIES	11,116,392	7,684,308

Minority interest	(635,590)	(24,779)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized and
38,018,544 and 33,464,418 issued and outstanding	38,018	33,464
Additional paid-in capital	15,476,749	10,004,593
Accumulated deficit	(13,512,773)	(13,512,773)
Deficits accumulated during the development stage	(11,330,215)	(2,889,760)
Stock subscribed	-	(488)
Accumulated other comprehensive loss	-	(337,189)
Treasury stock	(32,773)	(32,285)
Total stockholders' equity (deficit)	(9,360,994)	(6,734,438)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,119,808	$925,091

The accompanying notes are an integral part of these consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(WITH CUMULATIVE TOTALS SINCE JANUARY 1, 2006, THE
COMMENCEMENT OF THE DEVELOPMENT STAGE)
			RESTATED
			CUMULATIVE
	RESTATED		TOTALS SINCE
	2007	2006	JANUARY 1, 2006

REVENUE	$-	$-	$-

COST OF REVENUES
Research and development costs	2,716,242	558,488	3,274,730
Total costs of revenues	2,716,242	558,488	3,274,730

GROSS (LOSS)	(2,716,242)	(558,488)	(3,274,730)

OPERATING EXPENSES
General and administrative	2,649,652	2,180,972	4,830,624
Stock based compensation	1,588,478	82,498	1,670,976
Depreciation	861	384	1,245
Total operating expenses	4,238,991	2,263,854	6,502,845

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND
PROVISION FOR INCOME TAXES, MINORITY INTEREST AND
EXTRAORDINARY ITEM	(6,955,233)	(2,822,342)	(9,777,575)

OTHER INCOME (EXPENSE)
Equity in net income (losses) of unconsolidated companies	-	(85,118)	(85,118)
Loss on sale of United Engineering	(112,072)	-	(112,072)
Interest expense, net of interest income	(1,983,961)	(413,884)	(2,397,845)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM	(9,051,266)	(3,321,344)	(12,372,610)
Minority interest	610,811	230,779	841,590

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	(8,440,455)	(3,090,565)	(11,531,020)
Provision for income taxes	-	-	-

NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM	(8,440,455)	(3,090,565)	(11,531,020)
Extraordinay gain	-	200,805	200,805

NET (LOSS)	$(8,440,455)	$(2,889,760)	$(11,330,215)

NET (LOSS) PER BASIC AND DILUTED SHARES
BEFORE EXTRAORDINARY ITEM	$(0.23)	$(0.10)	$(0.34)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.23)	$(0.09)	$(0.34)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,200,105	30,786,442	33,493,274

The accompanying notes are an integral part of these consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Deficits Accumulated During the Development	Stock	Accumulated Other Comprehensive Income	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Subscribed	(Loss)	Stock	Total
Balance, January 1, 2006	-	$-	26,056,072	$26,056	$7,548,049	$(13,512,773)	$-	$(939)	$(339,454)	$(32,285)	$(6,311,346)
Common shares issued for cash	-	-	4,549,122	4,549	668,340	-	-	-	-	-	672,889
Common shares issued for conversion of notes and interest	-	-	2,493,109	2,493	1,504,965	-	-	-	-	-	1,507,458
Common shares issued for services	-	-	366,115	366	200,741	-	-	-	-	-	201,107
Common shares subscribed	-	-	-	-	-	-	-	451	-	-	451
Stock based compensation	-	-	-	-	82,498	-	-	-	-	-	82,498
Net income (loss) before restatement	-	-	-	-	-	-	(2,818,812)	-	2,265	-	(2,816,547)
Prior period adjustment, see Note 13	-	-	-	-	-	-	(70,948)		-		(70,948)
Net income (loss) after restatement	-	-	-	-	-	-	(2,889,760)	-	2,265	-	(2,887,495)
Balance, December 31, 2006, as restated	-	-	33,464,418	33,464	10,004,593	(13,512,773)	(2,889,760)	(488)	(337,189)	(32,285)	(6,734,438)
Common shares issued for cash	-	-	1,086,715	1,087	619,904	-	-	-	-	-	620,991
Common shares issued for conversion of notes and interest	-	-	2,733,248	2,733	1,745,690	-	-	-	-	-	1,748,423
Common shares issued for services	-	-	744,500	744	313,669	-	-	-	-	-	314,413
Common shares cancelled during the period	-	-	(10,337)	(10)	-	-	-	-	-	-	(10)
Common shares subscribed purchased as treasury stock	-	-	-	-	-	-	-	488	-	(488)	-
Discounts on conversions of notes payable	-	-	-	-	922,001	-	-	-	-	-	922,001
Issuance of warrants	-	-	-	-	186,092	-	-	-	-	-	186,092
Issuance of options	-	-	-	-	96,322	-	-	-	-	-	96,322
Sale of United Engineering	-	-	-	-	-	-	-	-	337,189	-	337,189
Stock based compensation	-	-	-	-	1,588,478	-	-	-	-	-	1,588,478
Net income (loss) before restatement	-	-	-	-	-	-	(7,074,364)	-	-	-	(7,074,364)
Prior period adjustment, see Note 13	-	-	-	-	-	-	(1,366,091)	-	-	-	(1,366,091)
Net income (loss) after restatement	-	-	-	-	-	-	(8,440,455)	-	-	-	(8,440,455)
Balance, December 31, 2007	-	$-	38,018,544	$38,018	$15,476,749	$(13,512,773)	$(11,330,215)	$-	$-	$(32,773)	$(9,360,994)

The accompanying notes are an integral part of these consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(WITH CUMULATIVE TOTALS SINCE JANUARY 1, 2006, THE
COMMENCEMENT OF THE DEVELOPMENT STAGE)

			RESTATED
			CUMULATIVE
	RESTATED	RESTATED	TOTALS SINCE
	2007	2006	JANUARY 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,440,455)	$(2,889,760)	$(11,330,215)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Stock issued for services	314,413	201,107	515,520
Stock based compensation	1,588,478	82,498	1,670,976
Discount on conversion of notes payable	962,400	556,775	1,519,175
Warrants issued for commissions	186,092	-	186,092
Options issued to consultant	96,322	-	96,322
Equity loss from investee	-	85,118	85,118
Depreciation	861	384	1,245
Minority interest	(610,811)	(230,779)	(841,590)
Write off FAS 144 assets	-	476,304	476,304
Loss on sale of United Engineering	112,072	-	112,072

Change in assets and liabilities
Increase in inventory	(35,670)	-	(35,670)
Increase (decrease) in accounts payable and accrued expenses	1,117,435	(638,725)	478,710
Decrease in other current liabilities	(75,893)	-	(75,893)
Total adjustments	3,655,699	532,682	4,188,381
Net cash (used in) operating activities	(4,784,756)	(2,357,078)	(7,141,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,975)	(3,875)	(43,850)
Acquisitions of intangible assets	(37,157)	-	(37,157)
Proceeds from sale of United Engineering	278,500	-	278,500
Net cash provided by (used in) investing activities	201,368	(3,875)	197,493

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	620,991	673,339	1,294,330
Repayment of notes payable	(46,444)	-	(46,444)
Repayment of convertible notes payable	(100,000)	-	(100,000)
Borrowings of notes payable	50,000	2,555,831	2,605,831
Borrowings of convertible notes payable	4,195,000	-	4,195,000
Net cash provided by financing activities	4,719,547	3,229,170	7,948,717

NET INCREASE IN CASH AND CASH EQUIVALENTS	136,159	868,217	1,004,376

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	868,217	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,004,376	$868,217	$1,004,376

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$240,889	$-	$240,889

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to common stock	$1,254,127	$1,507,458	$2,761,585
Conversion of accrued interest to common stock	$597,347	$-	$597,347
Conversion of notes payable and accrued interest for liability for stock to be issued	$143,459	$-	$143,459

The accompanying notes are an integral part of these consolidated financial statements.

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

The live tissue bonding operations is contained in Live Tissue Connect, Inc., a subsidiary that is owned 86% by the Company. The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology. To date, we have 31 issued or pending patents in the United States and overseas in connection with the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration for the duct and vessel sealer and two instruments. The Company has received the European CE Mark on the Electro surgery generator as well as having their technology approved for commercial development in Ukraine by the Ukraine Ministry of Health.

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred a loss of $8,440,455 and $3,090,565 (prior to the extraordinary gain of $200,805) for the years ended December 31, 2007 and 2006, respectively, and has a working capital deficiency of $10,076,346 as of December 31, 2007.

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

Going Concern (Continued)

Empire Financial Group was successful in raising the full $3,025,000 . The Company and Empire Financial Group has extended this offering for up to a minimum of $3,000,000 as well as a letter of intent relating to the raising of an additional $25,000,000 for a potential initial public offering of Live Tissue Connect, Inc., the tissue welding technology subsidiary of the Company, of which Empire has raised $3,920,000 ($100,000 was paid back to an investor during the three months ended December 31, 2007) as of December 31, 2007. The total of $6,845,000, which includes $3,025,000 and $3,920,000 raised by Empire Financial Group, less repayments of $100,000 is currently classified as “Convertible Notes Payable” on the consolidated balance sheet at December 31, 2007.

One of the principal reasons for the Company’s ability to continue as a going concern involves the carbon dioxide separator business. The equipment manufactured removes CO2 from landfill gas, raw landfill gas that has high air content requires additional landfill gathering system tuning to reduce air content or additional oxygen and nitrogen removal equipment. Our system fits well is within specifications on the Company’s agreement with DuPont. The Chastang project however, generated no production, and cost the Company approximately $2,000,000. The Company has moved their equipment from the Chastang site to storage. Despite, the new gas purchase contract the Company entered into, the Company did impair the value of their equipment. In addition to this impairment, the Company impaired the value of obtaining their patents for both the CO2 separator equipment as well as the patents related to the live tissue bonding in 2006. The total of the patent impairment was approximately $650,000.

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

The Company has determined that based on the cash flow, sales price, sales market, expense, financing, and inter-company transactions and arrangements indicators set forth in FASB 52, Foreign Currency Translation, that the functional currency of the Company is that of the US Dollar.

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

The Company’s options issued in 2007 were valued in accordance with SAFAS 123R. The Company recognized $96,322 in expense for the year ended December 31, 2007. The options issued in Live Tissue Connect, Inc. to the board were valued at $1,588,478 and $82,498 for the years ended December 31, 2007 and 2006, respectively and are considered stock based compensation and reflected as such in the consolidated statements of operations.

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

(Loss) Per Share of Common Stock (Continued)

All options and warrants to purchase shares of common stock and convertible notes were not included as they would be considered anti-dilutive as the Company had a loss for both periods.

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2007	2006
	restated	restated
Net (loss)	$(8,440,455)	$(2,889,760)

Weighted-average common shares

Basic	36,200,105	30,786,442
Options	1,125,000	975,000
Warrants	890,941	200,000
Diluted	38,216,046	31,961,442

Basic net (loss) per share	$(0.23)	$(0.09)

Diluted net (loss) per share	$(0.23)	$(0.09)

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

Recent Issued Accounting Standards (Continued)

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 4-	FIXED ASSETS (CONTINUED)

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

The Company from July 27, 2006 through December 31, 2007 raised $6,945,000 (of which $100,000 was repaid during 2007) through Empire Financial Group in the form of convertible notes. The notes commenced interest accrual on January 1, 2007, at 15% per annum, and are convertible into Live Tissue Connect, Inc. shares at 50% of the IPO of the LTC’s common stock price. The Company has accrued $741,897 in interest for the year ended December 31, 2007. The total due the investors as of December 31, 2007 is $7,586,897, which includes $6,845,000 of principal and $741,897 of accrued interest.. The entire balance is reflected as a current liability on the Company’s consolidated balance sheet.

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

The Company in 2005 was advanced $600,000 under a convertible debenture. In accordance with this agreement, the Company has been repaying this through issuances of stock under Rule 144. The Company on October 18, 2007 repaid the remaining $242,000 in principal along with interest in the amount of $132,687 with the issuance of 535,267 shares of common stock to YA Global Investments, L.P. (formerly Cornell Capital Partners, L.P.). There is no further indebtedness to YA Global Investments, L.P. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The purchaser of these shares is aware that they are restricted. There were no warrants or options issued in the Cornell transaction.

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

Stonegate Management, Ltd. (Continued)

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

The Company believes they are the injured party and that the litigation properly belongs in RTC’s Chapter 11 proceedings in the federal bankruptcy court. On December 6, 2005, the case was moved to the United States Bankruptcy Court.

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

For the years ended December 31, 2007 and 2006, the Company had issued the following stock:

1,086,715 and 4,549,122 shares issued for cash in the amount of $620,991 and $672,889, respectively..

744,500 and 366,115 shares issued for services at a value of $314,413 and $201,107, respectively.

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

	December 31, 2007
		Weighted-
		average
	Number of	exercise
	Options	price
December 31, 2007:
Outstanding - beginning of period	975,000	$0.42
Granted	150,000	0.71
Exercised/Expired	(-)	-

Outstanding - end of period	1,125,000	$0.46

Exercisable at end of period	1,125,000	$0.46

The Company’s options expire at various times through 2017. All options issued in 2003 through 2005 were issued at or above market value. The Company issued 50,000 options to a consultant in February 2007 and 100,000 options to a consultant in October 2007 that were vested. These options were expensed at a value of $96,322 by utilizing the black-scholes method.

In addition, Live Tissue Connect, Inc. granted 2,875,000 and 1,000,000 options in the years ended December 31, 2007 and 2006, respectively. Of those options granted 2,800,000 and 1,000,000 were vested and Live Tissue Connect, Inc. recorded $1,588,478 and $82,498 in stock based compensation (see Note 13).

Warrants

The Company has issued the following warrants as of December 31, 2007:

	Exercise	Date
Warrants	Price	Issued	Term
200,000	$0.40	5/15/2006	7.5 years
400,000	$0.40 - 0.75	11/1/2006	7 years
290,941	$0.57	5/18/2007	7 years
890,941

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 11-	LITIGATION (CONTINUED)

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

The Company entered into a lease agreement on February 20, 2008 for their subsidiary Live Tissue Connect, Inc.’s corporate headquarters in Santa Barbara, California.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 13-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the years ended December 31, 2007 and 2006 to account for the correction of an error related to an adjustment made to record the value of the granting of stock options by Live Tissue Connect, Inc. The adjustments decreased the net loss and deficits accumulated during the development stage in the amounts of $1,366,091 and $70,948 for the years ended December 31, 2007 and 2006, respectively. In addition, additional paid in capital increased $1,588,478 and $82,498 at December 31, 2007 and 2006, respectively and minority interest was reduced by $222,387 and $11,550 at December 31, 2007 and 2006, respectively. The net loss per share for the year ended December 31, 2007 decreased ($.03) from ($.20) to ($.23). There was no change in the Company’s net loss per share for the year ended December 31, 2006.

The following charts reflect the changes of the individual line items changed in the consolidated financial statements.

December 31, 2006

Net loss prior to restatement	$(2,818,812)

(1)	(70,948)

Net loss after restatement	$(2,889,760)

Deficits accumualted during the development stage
- prior to restatement	$(2,818,812)

(1)	(70,948)

Deficits accumualted during the development stage
- after restatement	$(2,889,760)

Loss per share - prior to restatement	$(0.09)

(1)	-

Loss per share - after restatement	$(0.09)

(1) Reflects correction of an error related to the value attributable to the 1,000,000 options vested

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 13-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006
	Previously			Cumulative
Statement of Operations	Reported	Restated	Change	Column
Stock based compensation	-	82,498	(82,498)	(82,498)
Minority interest	(219,229)	(230,779)	11,550	11,550
Net loss	(2,818,812)	(2,889,760)	(70,948)	(70,948)

Balance Sheet
Additional paid-in capital	9,922,095	10,004,593	82,498
Minority interest	(13,229)	(24,779)	(11,550)
Deficits accumulated during the
development stage	(2,818,812)	(2,889,760)	(70,948)

Statement of Changes in Stockholders' (Deficit)
Additional paid-in capital	9,922,095	10,004,593	82,498
Net loss for the period	(2,818,812)	(2,889,760)	(70,948)

Statement of Cash Flow
Net loss	(2,818,812)	(2,889,760)	(70,948)	(70,948)
Stock based compensation	-	82,498	82,498	82,498
Minority interest	(219,229)	(230,779)	(11,550)	(11,550)

December 31, 2007

Net loss prior to restatement	$(7,074,364)

(1)	(1,366,091)

Net loss after restatement	$(8,440,455)

Deficits accumualted during the development stage
- prior to restatement	$(9,893,176)

(1)	(1,437,039)

Deficits accumualted during the development stage
- after restatement	$(11,330,215)

Loss per share - prior to restatement	$(0.20)

(1)	(0.03)

Loss per share - after restatement	$(0.23)

(1) Reflects correction of an error related to the value attributable to the 1,000,000 options vested in 2006 and the 2,800,000 options vested in 2007

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 13-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007
	Previously			Cumulative
Statement of Operations	Reported	Restated	Change	Column
Stock based compensation	-	1,588,478	(1,588,478)	(1,670,976)
Minority interest	(388,424)	(610,811)	222,387	233,937
Net loss	(7,074,364)	(8,440,455)	(1,366,091)	(1,437,039)

Balance Sheet
Additional paid-in capital	13,805,773	15,476,749	1,670,976
Minority interest	(401,653)	(635,590)	(233,937)
Deficits accumulated during the
development stage	(9,893,176)	(11,330,215)	(1,437,039)

Statement of Changes in Stockholders' (Deficit)
Additional paid-in capital	13,805,773	15,476,749	1,670,976
Net loss for the period	(7,074,364)	(8,440,455)	(1,366,091)

Statement of Cash Flow
Net loss	(7,074,364)	(8,440,455)	(1,366,091)	(1,437,039)
Stock based compensation	-	1,588,478	1,588,478	1,670,976
Minority interest	(388,424)	(610,811)	(222,387)	(233,937)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSMG TECHNOLOGIES, INC.

Date: May 20, 2008	By:	/s/ Donald S. Robbins
Donald S. Robbins, Chief Executive Officer

Date: May 20, 2008	By:	/s/ K. Bruce Jones
K. Bruce Jones, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald S. Robbins	President, Chief Executive Officer, and	May 20, 2008
Donald S. Robbins	Director (principal executive officer)

/s/ Esmeralda G. Robbins	Director	May 20, 2008
Esmeralda G. Robbins

/s/ Conrad Derdeyn	Director	May 20, 2008
Conrad Derdeyn

/s/ K. Bruce Jones	Chief Financial Officer	May 20, 2008
K. Bruce Jones	(principal financial officer and principal accounting officer)

/s/ Robert Jay Machen	Director	May 20, 2008
Robert Jay Machen