Form 10-Q
period 2008-03-31
CSMG TECHNOLOGIES, INC.
filed 2008-05-20
CIK 1015002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-27359

CSMG Technologies, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-2653437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 North Shoreline Drive, Suite 701 North Corpus Christi, Texas	78471
(Address of principal executive offices)	(Zip Code)

(361) 887-7546
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 16, 2008, there were outstanding 39,124,638 shares of the registrant’s common stock, $.0001 par value.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CSMG TECHNOLOGIES. INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007 (AUDITED)

		RESTATED
		AUDITED
	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$106,712	$1,004,376
Inventory	35,670	35,670
Total current assets	142,382	1,040,046

Fixed assets, net of depreciation	117,538	42,605
Intangible assets	56,626	37,157
Deposits	35,379	-

TOTAL ASSETS	$351,925	$1,119,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$509,137	$640,713
Accrued interest payable	1,946,124	1,699,124
Liability for stock to be issued	287,400	143,459
Convertible notes payable	7,019,000	6,845,000
Notes payable	1,323,604	1,508,407
Other current liabilities	230,154	279,689
Total current liabilities	11,315,419	11,116,392

TOTAL LIABILITIES	11,315,419	11,116,392

Minority interest	(791,464)	(635,590)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized and
38,717,238 and 38,018,544 issued and outstanding, respectively	38,717	38,018
Additional paid-in capital	16,420,285	15,476,749
Accumulated deficit	(13,512,773)	(13,512,773)
Deficits accumulated during the development stage	(13,085,486)	(11,330,215)
Treasury stock	(32,773)	(32,773)
Total stockholders' equity (deficit)	(10,172,030)	(9,360,994)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$351,925	$1,119,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(WITH CUMULATIVE TOTALS SINCE JANUARY 1, 2006, THE
COMMENCEMENT OF THE DEVELOPMENT STAGE)

	THREE MONTHS ENDED		CUMULATIVE
	MARCH 31,		TOTALS SINCE
	2008	2007	JANUARY 1, 2006

REVENUE	$-	$-	$-

COST OF REVENUES
Research and development costs	651,822	174,376	3,926,552
Total costs of revenues	651,822	174,376	3,926,552

GROSS (LOSS)	(651,822)	(174,376)	(3,926,552)

OPERATING EXPENSES
General and administrative	456,158	877,918	5,286,782
Stock based compensation	99,307	-	1,770,283
Depreciation	1,932	96	3,177
Total operating expenses	557,397	878,014	7,060,242

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND
PROVISION FOR INCOME TAXES, MINORITY INTEREST AND
EXTRAORDINARY ITEM	(1,209,219)	(1,052,390)	(10,986,794)

OTHER INCOME (EXPENSE)
Equity in net income (losses) of unconsolidated companies	-	-	(85,118)
Loss on sale of United Engineering	-	(112,072)	(112,072)
Interest expense, net of interest income	(651,926)	(213,478)	(3,049,771)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES,
MINORITY INTEREST AND EXTRAORDINARY ITEM	(1,861,145)	(1,377,940)	(14,233,755)
Minority interest	105,874	68,555	947,464

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES
AND EXTRAORDINARY ITEM	(1,755,271)	(1,309,385)	(13,286,291)
Provision for income taxes	-	-	-

NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM	(1,755,271)	(1,309,385)	(13,286,291)
Extraordinay gain	-	-	200,805

NET (LOSS)	$(1,755,271)	$(1,309,385)	$(13,085,486)

NET (LOSS) PER BASIC AND DILUTED SHARES
BEFORE EXTRAORDINARY ITEM	$(0.05)	$(0.04)	$(0.39)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.05)	$(0.04)	$(0.38)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	38,414,691	34,405,079	34,038,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND YEARS ENDED DECEMBER 31, 2007 NAD 2006

							Deficits		Accumulated
					Additional		Accumulated		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	During the	Stock	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Development Stage	Subscribed	Income (Loss)	Stock	Total

Balance, January 1, 2006	-	$-	26,056,072	$26,056	$7,548,049	$(13,512,773)	$-	$(939)	$(339,454)	$(32,285)	$(6,311,346)

Common shares issued for cash	-	-	4,549,122	4,549	668,340	-	-	-	-	-	672,889

Common shares issued for conversion of notes and interest	-	-	2,493,109	2,493	1,504,965	-	-	-	-	-	1,507,458

Common shares issued for services	-	-	366,115	366	200,741	-	-	-	-	-	201,107

Common shares subscribed	-	-	-	-	-	-	-	451	-	-	451

Stock based compensation	-	-	-	-	82,498	-	-	-	-	-	82,498

Net income (loss) as restaed	-	-	-	-	-	-	(2,889,760)	-	2,265	-	(2,887,495)

Balance, December 31, 2006 as restated	-	-	33,464,418	33,464	10,004,593	(13,512,773)	(2,889,760)	(488)	(337,189)	(32,285)	(6,734,438)

Common shares issued for cash	-	-	1,086,715	1,087	619,904	-	-	-	-	-	620,991

Common shares issued for conversion of notes and interest	-	-	2,733,248	2,733	1,745,690	-	-	-	-	-	1,748,423

Common shares issued for services	-	-	744,500	744	313,669	-	-	-	-	-	314,413

Common shares cancelled during the year	-	-	(10,337)	(10)	-	-	-	-	-	-	(10)

Common shares subscribed purchased as treasury stock	-	-	-	-	-	-	-	488	-	(488)	-

Discounts on conversions of notes payable	-	-	-	-	922,001	-	-	-	-	-	922,001

Issuance of warrants	-	-	-	-	186,092	-	-	-	-	-	186,092

Issuance of options	-	-	-	-	96,322	-	-	-	-	-	96,322

Sale of United Engineering	-	-	-	-	-	-	-	-	337,189	-	337,189

Stock based compensation	-	-	-	-	1,588,478	-	-	-	-	-	1,588,478

Net loss as restated	-	-	-	-	-	-	(8,440,455)	-	-	-	(8,440,455)

Balance, December 31, 2007 as restated	-	-	38,018,544	38,018	15,476,749	(13,512,773)	(11,330,215)	-	-	(32,773)	(9,360,994)

Common shares issued for cash	-	-	18,000	18	17,982	-	-	-	-	-	18,000

Common shares issued for conversion of notes and interest	-	-	530,688	531	371,549	-	-	-	-	-	372,080

Common shares issued for conversion of warrants	-	-	51,155	51	93,614	-	-	-	-	-	93,665

Common shares issued for investment in subsidiary	-	-	98,851	99	85,901	-	-	-	-	-	86,000

Discounts on conversions of notes payable	-	-	-	-	275,183	-	-	-	-	-	275,183

Stock based compensation	-	-	-	-	99,307	-	-	-	-	-	99,307

Net loss for the three months ended March 31, 2008	-	-	-	-	-	-	(1,755,271)	-	-	-	(1,755,271)

Balance, March 31, 2008	-	$-	38,717,238	$38,717	$16,420,285	$(13,512,773)	$(13,085,486)	$-	$-	$(32,773)	$(10,172,030)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(WITH CUMULATIVE TOTALS SINCE JANUARY 1, 2006, THE
COMMENCEMENT OF THE DEVELOPMENT STAGE)

	THREE MONTHS ENDED		CUMULATIVE
	MARCH 31,		TOTALS SINCE
	2008	2007	JANUARY 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,755,271)	$(1,309,385)	$(13,085,486)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Stock issued for services	93,666	280,000	609,186
Stock issued for interest	36,000	128,445	36,000
Stock based compensation	99,307	-	1,770,283
Discount on conversion of notes payable	275,183	225,098	1,794,358
Warrants issued for commissions	-	-	186,092
Options issued to consultant	-	-	96,322
Equity loss from investee	-	-	85,118
Depreciation	1,932	96	3,177
Minority interest	(105,874)	(68,555)	(947,464)
Write off FAS 144 assets	-	-	476,304
Loss on sale of United Engineering	-	112,072	112,072

Change in assets and liabilities
(Increase) in inventory	-	-	(35,670)
(Increase) in deposits	(35,379)	-	(35,379)
Increase (decrease) in accounts payable and accrued expenses	164,437	(58,099)	643,147
(Decrease) in other current liabilities	(49,535)	(8,170)	(125,428)
Total adjustments	479,737	610,887	4,668,118
Net cash (used in) operating activities	(1,275,534)	(698,498)	(8,417,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76,865)	-	(120,715)
Acquisitions of intangible assets	(19,469)	-	(56,626)
Proceeds from sale of United Engineering	-	278,500	278,500
Net cash provided by (used in) investing activities	(96,334)	278,500	101,159

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	18,000	28,997	1,312,330
Cash received for stock to be issued	287,400	-	287,400
Repayment of notes payable	(5,196)	-	(51,640)
Repayment of convertible notes payable	(150,000)	-	(250,000)
Borrowings of notes payable	-	252,724	2,605,831
Borrowings of convertible notes payable	324,000	-	4,519,000
Net cash provided by financing activities	474,204	281,721	8,422,921

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(897,664)	(138,277)	106,712

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,004,376	868,217	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$106,712	$729,940	$106,712

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$194	$-	$241,083
Cash paid during the period for income taxes	$-	$-	$-

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to common stock	$179,607	$-	$2,941,192
Conversion of accrued interest to common stock	$49,014	$-	$646,361
Conversion of notes payable and accrued interest for liability for stock to be issued	$-	$-	$143,459
Issuance of stock for notes payable and accrued interest previously converted	$103,060	$-	$103,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 Form - 10-K and audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

The Company is a technology management company. The technologies involve live tissue bonding and CO2 (carbon dioxide) separation of landfill gas, however, the carbon dioxide separation of landfill gas component has not been an active service since 2005.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The live tissue bonding operations is contained in Live Tissue Connect, Inc., a subsidiary that is owned 86% by the Company. The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences and International Association of Welding and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology. To date, we have 31 issued or pending patents in the United States and overseas in connection with the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration for the duct and vessel sealer and two instruments. The Company has received the European CE Mark on the Electro surgery generator as well as having their technology approved for commercial development in Ukraine by the Ukraine Ministry of Health. In February 2008, the Company’s majority owned subsidiary, Live Tissue Connect, Inc. has opened an office in Goleta, California, hired a worldwide sales manager, software engineer, and three instrument engineers.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

In October 2007, the Board of Directors agreed to have the Company’s majority-owned subsidiary Live Tissue Connect, Inc. submit to the Securities and Exchange Commission (SEC) an initial public offering (IPO). The Company anticipates this to occur in the second quarter of 2008.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $1,755,271 and $1,309,385 for the three months ended March 31, 2008 and 2007, respectively, as well as a cumulative loss from January 1, 2006 (commencement of the development stage) through March 31, 2008 of $13,085,486 and has a working capital deficiency of $ 11,173,037 and $10,076,346 as of March 31, 2008 and December 31, 2007, respectively.

The Company’s management has raised funds through equity and debt offerings. In June 2006, Empire Financial Group and the Company entered into a best efforts bridge financing transaction for $3,025,000.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

Empire Financial Group was successful in raising the full $3,025,000. The Company and Empire Financial Group has extended this offering for up to a minimum of $3,000,000 as well as a letter of intent relating to the raising of an additional $25,000,000 for a potential initial public offering of Live Tissue Connect, Inc., the tissue welding technology subsidiary of the Company, of which Empire has raised $4,244,000 ($100,000 was paid back to an investor on October 1, 2007 and $150,000 was paid to an investor on February 25, 2008) as of March 31, 2008. The total of $7,019,000, which includes $3,025,000 and $4,244,000 raised by Empire Financial Group, less the repayments of $100,000 and $150,000 is currently classified as “Convertible Notes Payable” on the consolidated balance sheet at March 31, 2008.

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

The Company’s long-term success is dependent upon obtaining FDA approval on its electro surgery generator (the Company achieved the approval for the C E Marking for European Union markets and we are in the CE Mark process for our hand instruments)  as well as worldwide acceptance of their products.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include those of the Company and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Minority interests have been reflected in the consolidated financial statements for the percentage of the subsidiary not owned by the Company.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

Revenue Recognition

The Company has not generated revenue in many years. The Company anticipates that they will record revenue in accordance with Staff Accounting Bulletin 104. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectibility is reasonably assured.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

The Company’s options issued in 2007 were valued in accordance with SAFAS 123R. The Company recognized $96,322 in expense for the year ended December 31, 2007. The options issued in Live Tissue Connect, Inc. to the board were valued at $1,588,478 and $82,498 for the years ended December 31, 2007 and 2006, respectively, and $99,307 for the three months ended March 31, 2008 and are considered stock based compensation

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

and reflected as such in the condensed consolidated statements of operations.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2008, no additional accrual for income taxes is necessary.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All options and warrants to purchase shares of common stock and convertible notes were not included as they would be considered anti-dilutive as the Company had a loss for both periods.

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net (loss)	$(1,755,271)	$(1,309,385)

Weighted-average common shares
outstanding :
Basic	38,414,691	34,405,079
Options	1,125,000	1,025,000
Warrants	830,941	600,000
Diluted	40,370,632	36,030,079

Basic net (loss) per share	$(0.05)	$(0.04)

Diluted net (loss) per share	$(0.05)	$(0.04)

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the condensed consolidated financial statements.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 3- INVENTORY

Inventory consists of the following at March 31, 2008 and December 31, 2007, respectively:

	March 31,	December 31,
	2008	2007

Parts and materials	$47,560	$47,560

Less: Reserve for obsolescence	(11,890)	(11,890)

Total, net	$35,670	$35,670

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 4- FIXED ASSETS

Fixed assets consist of the following as of March 31, 2008 and December 31, 2007:

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2008	2007

Equipment	3-7	$101,626	$58,027
Furniture and fixtures	7	51,198	39,114
Software	3	5,975	-
Leasehold improvements	15	15,206	-

		174,005	97,141
Less: Accumulated depreciation		(56,467)	(54,536)

Total, net		$117,538	$42,605

Depreciation expense was $1,932 and $96 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 5- INTANGIBLE ASSETS

Intangible assets consist of patent costs on the live tissue connect technology. Until the Company receives approval on these patents, no amortization will be expensed. Upon approval, the Company anticipates the amortization to be over a period of fifteen years.

NOTE 6- CONVERTIBLE NOTES PAYABLE

The Company from July 27, 2006 through March 31, 2008 raised $7,269,000 (of which $250,000 was repaid during 2007 and 2008) through Empire Financial Group in the form of convertible notes. The notes commenced interest accrual on January 1, 2007, at 15% per annum, and are convertible into Live Tissue Connect, Inc. shares at 50% of the IPO of the LTC’s common stock price. The Company has accrued $993,408 in interest through March 31, 2008. The total due the investors as of March 31, 2008 is $8,012,408, which includes $7,109,000 of principal and $993,408 of accrued interest. The entire balance is reflected as a current liability on the Company’s condensed consolidated balance sheets.

Empire received 290,941 warrants on May 18, 2007 as part of their commission for the raising of the money. The Company recorded these warrants in accordance with EITF 96-18 and recognized an expense in the amount of $186,092.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 7- NOTES PAYABLE

The Company from time to time entered into various note agreements with shareholders of the Company. The 8 notes that remain as of March 31, 2008 commenced from 2000 through 2005, and accrue interest at rates ranging from 8% to 15%.

The remaining principal of these 8 notes as of March 31, 2008 is $1,323,604. Accrued interest through March 31, 2008 on these notes is $952,716, for a total amount due as of March 31, 2008 of $2,276,320.

The Company’s management has been very successful over the past few years in converting these notes into shares of common stock. For the three months ended March 31, 2008, the Company has converted $331,680 in accrued interest ($49,014), notes payable ($179,607), and a discount on conversion of the notes payable of $103,060 to additional paid in capital based on the beneficial conversion price into 530,688 shares of common stock. For the year ended December 31, 2007, the Company has converted $1,748,423 in notes plus accrued interest into 2,733,248 shares of stock. In addition, the Company recorded a discount in the amount of $922,001 to additional paid in capital based on the beneficial conversion price.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 7- NOTES PAYABLE (CONTINUED)

Included in notes payable but remain in litigation are the following:
Stonegate Management, Ltd.

The Company in 2001 entered into four one-year note agreements with Stonegate Management in the original principal balance of $630,000. Accrued interest through March 31, 2008 on these notes amounts to $522,036, for a total amount due under these notes of $1,152,036. The notes accrue interest at rates ranging between 8% and 10% per annum.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 7- NOTES PAYABLE (CONTINUED)

Banco Panamericano

The Company is in default on a note with an initial balance of $203,800 to Banco Panamericano that became due April 1, 2002. On February 10, 2005, Banco Panamericano filed suit in the Circuit Court of Cook County, Illinois for $514,920 (balance accrued as of March 31, 2008 including interest at 12% is $391,169).

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

As of March 31, 2008 and December 31, 2007, there are no shares issued and outstanding.

Common Stock

On January 18, 2007, the Company increased the authorized shares of common stock to 80,000,000.

As of March 31, 2008 and December 31, 2007, the Company had 38,717,238 and 38,018,544 shares issued and outstanding.

For the three months ended March 31, 2008, the Company had issued the following stock:

530,688 shares issued in conversion of notes payable, accrued interest and discount on conversion in the amount of $331,680.

18,000 shares issued for cash in the amount of $18,000.

51,155 shares issued for conversion of warrants in the amount of $93,655 which were expensed in the three months ended March 31, 2008.

98,851 shares issued to a former owner of a subsidiary of the company for their investment of $50,000 plus interest that was accrued for $36,000 (total investment $86,000).

For the years ended December 31, 2007 and 2006, the Company had issued the following stock:

1,086,715 and 4,549,122 shares issued for cash in the amount of $620,991 and $672,889, respectively.

744,500 and 366,115 shares issued for services at a value of $314,413 and $201,107, respectively.

2,733,248 and 2,493,109 shares issued in conversion of notes payable and accrued interest in the amount of $1,748,423 and $1,507,458, respectively.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 8- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options

The Company currently has three stock option plans. The following table summarizes the activity of the Company’s stock option plan.

	March 31, 2008
		Weighted-
		average
	Number of	exercise
	Options	price
March 31, 2008:
Outstanding - beginning of period	1,125,000	$0.46
Granted	-	-
Exercised/Expired	(-)	-

Outstanding - end of period	1,125,000	$0.46

Exercisable at end of period	1,125,000	$0.46

	March 31, 2007
		Weighted-
		average
	Number of	exercise
	Options	price
March 31, 2007:
Outstanding - beginning of period	925,000	$0.37
Granted	50,000.62
Exercised/Expired	(-)	-

Outstanding - end of period	975,000	$0.40

Exercisable at end of period	975,000	$0.40

The Company’s options expire at various times through 2017. All options issued in 2003 through 2005 were issued at or above market value. The Company issued 50,000 options to a consultant in February 2007 and 100,000 options to a consultant in October 2007 that were vested. These options were expensed at a value of $96,322 by utilizing the black-scholes method.

In addition, Live Tissue Connect, Inc. granted 70,000, 2,875,000 and 1,000,000 options in the three months ended March 31, 2008, the years ended December 31, 2007 and 2006, respectively. Of those options granted 53,333, 2,800,000 and 1,000,000 were vested and Live Tissue Connect, Inc. recorded $99,307, $1,588,478 and $82,498 in stock based compensation (see Note 12 for 2007 and 2006 figures).

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 8- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company has issued the following warrants as of March 31, 2008:

	Exercise	Date
Warrants	Price	Issued	Term
180,000	$ 0.40	5/15/2006	7.5 years
360,000	$0.40 - $0.75	11/1/2006	7 years
290,941	$ 0.57	5/18/2007	7 years
830,941

The 290,941 Warrants issued in May 2007 were valued utilizing the Black - Scholes method as follows:
Stock Price	$.74
Strike Price	$.57
Expected Life of Warrant	7 yrs.
Annualized Volatility	100.61%
Discount Rate	4.50%
Annual Rate of Quarterly Dividends	None
Call Option Value $.6396

NOTE 9- COMMITMENTS

Rental - CSMG - Texas

The Company leases office space at its corporate headquarters in Corpus Christi, Texas under an operating lease that has initial or remaining non-cancelable lease terms and expires in March 2013. The following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
March 31,

2009	$59,400
2010	61,776
2011	64,247
2012	66,817
2013	69,490

$321,730

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 9- COMMITMENTS (CONTINUED)

Rental - CSMG - Texas (Continued)

In accordance with this lease, the Company paid a security deposit in the amount of $4,950 in March 2008 (lease commencement) and this amount is included in the condensed consolidated balance sheets as prepaid expenses.

Rental - LTC - California

The Company leases office space for its majority owned subsidiary in Goleta, California under an operating lease that has initial or remaining non-cancelable lease terms and expires in February 2010. The following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
March 31,

2009	$47,628
2010	58,212

$105,840

In accordance with this lease, the Company paid a security deposit in the amount of $30,429 in February 2008 (lease commencement) and this amount is included in the condensed consolidated balance sheets as prepaid expenses.

Rent expense for the three months ended March 31, 2008 and 2007 were $19,505 and $3,697, respectively and are included in the condensed consolidated statements of operations under general and administrative expenses.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 10- PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2008, deferred tax assets consist of the following:

Net operating losses	$6,818,524

Valuation allowance	(6,818,524)

$-

At March 31, 2008, the Company had net operating loss carryforward in the amount of $19,481,496 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(35.0)%	(35.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	35	35.0
	0%	0%

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 12- RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

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

(1) Reflects correction of an error related to the value attributable to the 1,000,000 options vested

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 12- RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

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

(1) Reflects correction of an error related to the value attributable to the 1,000,000 options vested in 2006 and the 2,800,000 options vested in 2007.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 12- RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

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

The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q, as well as the information provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

Overview

The following is a discussion of: (i) our results of operations and financial condition for the three months ended March 31, 2008 versus March 31, 2007; (ii) our liquidity and capital resources; and (iii) our critical accounting policies. CSMG Technologies Inc., formerly, Consortium Service Management Group, Inc., a Texas corporation (“we”, “us” or the “Company”), was incorporated on November 17, 1992. On January 18, 2007, we changed our name to CSMG Technologies, Inc. and increased our total number of authorized shares to 90,000,000, which includes 80,000,000 authorized shares of common stock and 10,000,000 shares of undesignated preferred stock.

We are a technology management company. Our technologies involve Live Tissue Bonding/Welding and CO2 (carbon dioxide) separation of landfill gas.

Our Live Tissue Bonding/Welding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. We have an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences and International Association of Welding and we own the rights to this technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology. To date, we have 31 issued or pending patents in the United States and overseas relating to our Live Tissue Bonding/Welding technology. In addition, in June 2007, we filed a 510(K) submission with the United States Food and Drug Administration for the duct and vessel sealer and two instruments, received the European CE Mark on the electrosurgery generator, and our technology has been approved for commercial development in Ukraine by the Ukraine Ministry of Health.

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

On February 14, 2006, we signed a contract with DuPont to provide up to 500,000 MMbtu commercial quality gas to their plant outside Mobile, Alabama. There is no requirement in this contract for gas quality specifications, however, we believe that based on current raw gas analysis, the gas produced will exceed current specifications. Because of the inability for the landfill to produce enough raw gas the equipment has been removed from the site and put in temporary storage.

In 1994, we formed United Engineering Company, a Ukraine and United States joint stock company registered under the laws of Ukraine with 14 of Ukraine’s largest defense contractors and Ukraine State Property fund. The purpose was to perform dismantlement of weapons of mass destruction under the START Treaty. We initially had a 50% ownership that was reduced to 33.3% in 2000. We recorded this investment under the equity method, and maintained our investment until March 2007, when we sold our interest in United Engineering Company for net proceeds of $278,500.

We recently have been focusing on its live bonding technology and has hired an internationally recognized medical device expert and a surgical device design company to design and manufacture the live tissue connect generator, as well as bringing on a major United States university to complete laboratory work and adding advisors that are surgeons, engineers and scientists to work on this project in the Ukraine. We have started production of generator and hand instruments.

Results of Operations and Financial Condition

Three Months Ended March 31, 2008 versus March 31, 2007

Total Operating Revenues

We recognized $0 in revenue during the three months ended March 31, 2008 and for the three months ended March 31, 2007. Revenues are anticipated to commence upon FDA approval as well as global acceptance of the products that are being manufactured.

Total Cost of Operating Revenues

Our cost of operating revenues represents research and development costs and were $651,822 and $174,376 for the three months ended March 31, 2008 and 2007, respectively.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2008 were $557,397, as compared to $878,014 for the three months ended March 31, 2007. This represented a decrease of $320,617, or approximately 37%. Operating expenses included payroll, professional fees, and related expenses, rent expense, and other general and administrative expenses. The decrease from 2008 to 2007 is a result of reduced financing fees and charges for stock issued for services and stock issued for interest in the first quarter of 2008, as well as the fact that our first quarter of 2007 included a charge for the loss on sale of our interest in United Engineering Company.

We depreciate fixed assets. This resulted in an expense of $1,932 and $96 for the three months ended March 31, 2008 and 2007, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of March 31, 2008 and 2007, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is interest expense, net of interest income of $651,926 and $213,478 for the three months ended March 31, 2008 and 2007, respectively. Included in the 2008 interest expense is $103,060 in discounts on the conversion of notes payable to common stock.

Net Income (Loss)

We reported a net (loss) from operations of $(1,755,271), or $(0.05) per share on a basic and diluted basis, for the three months ended March 31, 2008 versus $(1,309,385), or $(0.04) per share on a basic and diluted basis, for the three months ended March 31, 2007. The increase in the net loss is attributable to the expanded research and development efforts in Kiev, as well as the interest expense.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2008 and 2007, respectively. There was no provision due to the carry forward of approximately $19,481,496 of net operating losses as of March 31, 2008 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the three months ended March 31, 2008, the balance in cash and cash equivalents decreased by $897,664 compared to a decrease of $138,277 for the three months ended March 31, 2007. This decrease is primarily attributable to cash used in operating activities, which was attributable to a net loss from operations of ($1,755,271) partially offset by the discount on notes payable of $275,183 and an increase in accounts payable and accrued expenses of $164,437. This compares to a decrease in cash from operating activities for the three months ended March 31, 2007 of ($698,498), which was attributable to a net loss from operations of ($1,309,385). Net cash from financing activities totaled $474,204 and $281,721 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, we had current assets of $142,382, consisting of $106,712 in cash and $35,670 in inventory.

As of March 31, 2008, we had $11,315,419 in current liabilities, primarily consisting of $509,137 in accounts payable and accrued expenses, $1,946,124 in accrued interest payable, $7,019,000 of convertible notes payable and $1,323,604 of notes payable.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation

The condensed consolidated financial statements include those of us and our majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Minority interests have been reflected in the consolidated financial statements for the percentage of the subsidiary not owned by us.

Research and Development

We annually incur costs on activities that relate to research and development of new technology and products. Research and development costs are expensed as incurred.

Revenue Recognition

We have not generated revenue in many years. We anticipate that we will record revenue in accordance with Staff Accounting Bulletin 104. The criteria for recognition are as follows:

1) Persuasive evidence of an arrangement exists;

2) Delivery has occurred or services have been rendered;

3) The seller’s price to the buyer is fixed or determinable, and

4) Collectability is reasonably assured.

Comprehensive Income

We adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Currency Risk

We transact business in currencies other than the U.S. Dollar. All currency transactions occur in the spot foreign exchange market, and we do not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time.

We have determined that based on the cash flow, sales price, sales market, expense, financing, and inter-company transactions and arrangements indicators set forth in FASB 52, Foreign Currency Translation, that our functional currency is that of the U.S. Dollar.

Inventory

Inventory is recorded at the lower of cost and net realizable value and is accounted for on the first-in first-out basis (FIFO).

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005. We adopted these provisions as of January 1, 2006 and this adoption did not have a material effect on our operations.

On January 1, 2006, we adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, we measured compensation expense for all of our share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The notes to our condensed consolidated financial statements include pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

We have elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. We recognize these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. We consider voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

We measure compensation expense for non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Our warrants issued in May 2007 were not stock based compensation and were recorded in accordance with EITF 96-18. We recognized $186,092 in expense for the year ended December 31, 2007.

Our options issued in 2007 were valued in accordance with FAS 123R. We recognized $96,322 in expense for the year ended December 31, 2007. The options issued in Live Tissue Connect, Inc. to the board were valued at $1,588,478 and $82,498 for the years ended December 31, 2007 and 2006, respectively, and $99,307 for the three months ended March 31, 2008 and are considered stock based compensation and reflected as such in the condensed consolidated statements of operations.

Segment Reporting

We follow the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the company in making internal operating decisions. We believe that there is only one operating segment at this time, as our CO2 separator business is inactive.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2008, no additional accrual for income taxes is necessary.

(Loss) Per Share of Common Stock

Basic net (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when we report a loss because to do so would be anti-dilutive for the periods presented.

All options and warrants to purchase shares of common stock and convertible notes were not included as they would be considered anti-dilutive as we had a loss for both periods.

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on our condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on our condensed consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for us on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on our financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

During the last fiscal quarter, we implemented two changes to our internal controls over financial reporting: (1) our majority-owned sudsidiary Live Tissue Connect, Inc. has retained an outside financial consulting firm to assist with its accounting and financial function; and (2) we implemented a policy that requires all financial information to be presented to our independent registered public accounting firm.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we made the following unregistered sales of our equity securities. All of the equity securities issued in unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

•	From February 11, 2008 to March 26, 2008, we issued 530,688 shares of common stock in conversion of notes payable, accrued interest and discount on conversion in the amount of $331,680.

•	On February 25, 2008, we sold 18,000 shares of common stock for cash in the amount of $18,000.

•	On March 26, 2008, we issued 51,155 shares of common stock upon a cashless net exercise of warrants.

•
On January 3, 2008, we issued 98,851 shares of common stock to a former part-owner of one of our subsidiaries in exchange for their investment in the subsidiary of $50,000, plus accrued interest of $36,000 (total investment $86,000).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSMG TECHNOLOGIES, INC.

Date: May 20, 2008	By:	/s/
Donald S. Robbins
Chief Executive Officer

Date: May 20, 2008	By:	/s/
K. Bruce Jones
Chief Financial Officer (Principal Financial and Accounting Officer)

CSMG Technologies, Inc.

Form 10-Q
For the quarterly period ended March 31, 2008

Exhibit Index

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

* Previously filed
** Filed herewith