Form 10-Q
period 2008-06-30
CSMG TECHNOLOGIES, INC.
filed 2008-08-19
CIK 1015002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

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

As of June 30, 2008, there were outstanding 39,919,375 shares of the registrant’s common stock, $.0001 par value.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (Audited)	4
Condensed Consolidated Statements of Operations For the Six and Three Months Ended June 30, 2008 and 2007, with Cumulative Totals Since January 1, 2006 the Commencement of the Development Stage	5
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and 2007, with Cumulative Totals Since January 1, 2006 the Commencement of the Development Stage	6
Notes to Condensed Consolidated Financial Statements	7

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007 (AUDITED)

	JUNE 30, 2008	RESTATED AUDITED DECEMBER 31, 2007

ASSETS
CURRENT ASSETS
Cash	$137,858	$1,004,376
Inventory	93,058	35,670
Total current assets	230,916	1,040,046

Fixed assets, net of depreciation	126,929	42,605
Intangible assets	63,797	37,157
Deposits and other assets	43,499	-
Goodwill	434,093	-

TOTAL ASSETS	$899,234	$1,119,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,604,606	$640,713
Accrued interest payable	2,289,862	1,699,124
Liability for stock to be issued	-	143,459
Convertible notes payable	6,994,000	6,845,000
Notes payable	1,437,604	1,508,407
Other current liabilities	219,579	279,689
Total current liabilities	12,545,651	11,116,392

TOTAL LIABILITIES	12,545,651	11,116,392

Minority interest	146,000	206,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Preferred stock subscribed	530,000	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized and 39,919,375 and 38,018,544 issued and outstanding, respectively	39,919	38,018
Additional paid-in capital	17,661,561	15,476,749
Accumulated deficit	(13,512,773)	(13,512,773)
Deficits accumulated during the development stage	(16,478,351)	(12,171,805)
Treasury stock	(32,773)	(32,773)
Total stockholders' equity (deficit)	(11,792,417)	(10,202,584)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$899,234	$1,119,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(WITH CUMULATIVE TOTALS SINCE JANUARY 1, 2006,
THE COMMENCEMENT OF THE DEVELOPMENT STAGE)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,		CUMULATIVE TOTALS SINCE
	2008	2007	2008	2007	JANUARY 1, 2006
REVENUE	$-	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-	-
Total costs of revenues	-	-	-	-	-
GROSS PROFIT (LOSS)	-	-	-	-	-
OPERATING EXPENSES
Research and development costs	1,388,474	1,205,284	736,652	1,030,908	4,663,204
General and administrative	1,894,057	1,028,385	1,338,592	309,870	8,395,657
Depreciation	9,645	322	7,713	226	10,890
Total operating expenses	3,292,176	2,233,991	2,082,957	1,341,004	13,069,751
NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM	(3,292,176)	(2,233,991)	(2,082,957)	(1,341,004)	(13,069,751)
OTHER INCOME (EXPENSE)
Equity in net income (losses) of unconsolidated companies	-	-	-	-	(85,118)
Loss on sale of United Engineering	-	(112,072)	-	(112,072)	(112,072)
Interest expense, net of interest income	(1,014,370)	(1,272,601)	(362,444)	(899,719)	(3,412,215)
NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM
Minority interest	-	-	-	-	-
NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	(4,306,546)	(3,618,664)	(2,445,401)	(2,352,795)	(16,679,156)
Provision for income taxes	-	-	-	-	-
NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM	(4,306,546)	(3,618,664)	(2,445,401)	(2,352,795)	(16,679,156)
Extraordinary gain	-	-	-	-	200,805
NET (LOSS)	$(4,306,546)	$(3,618,664)	$(2,445,401)	$(2,352,795)	$(16,478,351)
NET (LOSS) PER BASIC AND DILUTED SHARES BEFORE EXTRAORDINARY ITEM	$(0.11)	$(0.10)	$(0.06)	$(0.07)	$(0.48)
NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.11)	$(0.10)	$(0.06)	$(0.07)	$(0.48)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,752,463	35,198,376	39,090,235	35,982,956	34,542,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007 (AUDITED)

	SIX MONTHS ENDED JUNE 30,		CUMULATIVE TOTAL SINCE
	2008	2007	JANUARY 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,306,546)	$(3,618,664)	$(16,478,351)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock issued for services	93,666	282,813	609,186
Stock issued for interest	43,350	-	43,350
Stock issued for financing fees	17,099	-	17,099
Stock based compensation	146,345	-	1,817,321
Discount on conversion of notes payable	279,681	761,421	1,798,856
Warrants issued for commissions	-	186,092	186,092
Options issued to consultant	-	28,247	96,322
Equity loss from investee	-	-	85,118
Depreciation	9,645	322	10,890
Impairment of patents	-	-	476,304
Loss on sale of United Engineering	-	112,072	112,072
Change in assets and liabilities
(Increase) in inventory	(57,388)	-	(93,058)
(Increase) in deposits and other assets	(43,499)	-	(43,499)
Increase in accounts payable and accrued expenses	1,603,644	808,960	2,082,354
(Decrease) in other current liabilities	(60,110)	-	(136,003)
Total adjustments	2,032,433	2,179,927	7,062,404
Net cash (used in) operating activities	(2,274,113)	(1,438,737)	(9,415,947)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(93,969)	-	(137,819)
Acquisitions of intangible assets	(26,640)	-	(63,797)
Proceeds from sale of United Engineering	-	278,500	278,500
Net cash provided by (used in) investing activities	(120,609)	278,500	76,884
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	-	16,030	-
Issuance of stock for cash	740,400	29,145	2,034,730
Cash received for stock to be issued	530,000	49,845	530,000
Repayment of notes payable	(5,196)	(78,000)	(51,640)
Repayment of convertible notes payable	(225,000)	-	(325,000)
Borrowings of notes payable	114,000	-	2,719,831
Borrowings of convertible notes payable	374,000	275,000	4,569,000
Net cash provided by financing activities	1,528,204	292,020	9,476,921
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(866,518)	(868,217)	137,858
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,004,376	868,217	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$137,858	$-	$137,858
SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$7,112	$-	$248,001
Cash paid during the period for income taxes	$-	$-	$-
SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to common stock	$179,607	$957,877	$2,941,192
Conversion of accrued interest to common stock	$49,014	$494,974	$646,361
Conversion of notes payable and accrued interest for liability for stock to be issued	$-	$-	$143,459
Issuance of stock for notes payable and accrued interest previously converted	$103,060	$-	$103,060
Issuance of stock for acquisition of subsidiary
Goodwill	$434,093	$-	$434,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 Form – 10-K and audited financial statements and the accompanying notes thereto.

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

The Company is a technology management company. The technologies involve live tissue bonding and CO2 (carbon dioxide) separation of landfill gas, however, the carbon dioxide separation of landfill gas component has not been an active service since 2005. In June 2008, the Company acquired Carbon Capture Technologies, Inc. a company that owns the world wide rights to a CO2 separation technology that may be used for stack gas emissions that was developed at the University of Ottawa, Canada.

Pursuant to EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business”, it was determined that the acquisition of Carbon Capture Technologies, Inc. was the acquisition of a business as it contained all of the necessary inputs, processes and outputs to conduct normal operations, including the ability to sustain a revenue stream. (See Note 3)

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The live tissue bonding operations are through Live Tissue Connect, Inc., a subsidiary that is owned 86% by the Company. The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences (the “Paton Institute”) and International Association of Welding (the “IAW”) and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology, except in the former Soviet Republics that are current members of the Commonwealth of Independent States (the “CIS”) where the IAW and Paton Institute have exclusive rights. To date, we have 31 issued or pending patents worldwide relating to the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration for the duct and vessel sealer and two instruments, and received notification on July 30, 2008 that the 510(K) submission was cleared by the U.S. Food and Drug Administration. In December 2007, Stellartech Research Corporation, with whom we have contracted to manufacture the electrosurgery generator, obtained the European Conformité Européne (“CE”) Mark on the electrosurgery generator. In February 2008, the Company’s majority owned subsidiary, Live Tissue Connect, Inc. opened an office in Goleta, California, hired a worldwide sales manager, software engineer, and three instrument engineers.

In June 2008, the Company entered into a new agreement with the IAW under license of the Paton Institute for the realization of the RF Live Soft Tissue/Welding Project. Under the IAW agreement, beginning September 1, 2008 through August 31, 2009, the Company will pay $40,000 per month for a staff of surgeons, engineers, and medical staff to advance the refinement of the prototype automation for specific procedures and basic clinical work. In addition, the Company will pay the greater of a total of $210,000 annually or 1% of the annual net selling price for items which the manufacture, use or sale that is covered by one or more valid and extant patent claims.

The Company and its majority owned subsidiary, Live Tissue Connect, Inc. entered into an agreement for the continuation of the research and development and marketing of the Live Biological Tissue Bonding project. Under the terms of this agreement, Live Tissue Connect, Inc. shall pay to the Company: a) a minimum management fee of $200,000 for the first year beginning on the date of the initial filing of a proposed Form S-1 for Live Tissue Connect, Inc. and shall be negotiated annually thereafter, but shall not be less than $200,000 annually; b) all costs of IAW agreement estimated at $480,000 annually ($40,000 monthly) as noted above depending on devices being developed to be undertaken by IAW; c) a $300,000 one time fee on the 80th day following FDA approval (October 18, 2008); repayment of the note payable between the two companies, in addition, the stipulation that interest charges at 8% annually be provided commencing July 1, 2008; d) the payment of the greater of 2% of net manufacturers price world wide sales or $220,000 annually with the first payment by the 80th day following FDA approval (October 18, 2008); and e) the continued payment of an estimated $60,000 annually in costs to reimburse the Company for its Kiev development office.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED).

In May 2008, Live Tissue Connect, Inc. through its Orthopedic Division (“LTCOD”) entered into a development agreement with a major multi-national medical device company to jointly develop a prototype “bread board” proof of concept level working instrument, RF generator and software system that can perform meniscus-to-meniscus welding (“M-M Weld”) where each item is a “product”. The agreement is for a one-year period and pursuant to this agreement, Live Tissue Connect, Inc. is responsible for the costs of the project and is entitled to reimbursement of 75% of the cost expended until they have paid a total of $100,000. Thereafter, the Live Tissue Connect, Inc. cost sharing obligation shall cease and the medical device company shall pay all of the project costs.

In June 2008 we acquired 100% ownership of Carbon Capture Technologies, Inc., a wholly owned subsidiary of UTEK, in a stock transaction. Carbon Capture Technologies, Inc. holds a worldwide exclusive license to a composition and method for use of a novel Carbon Dioxide (CO2) adsorbent. Researchers at the University of Ottawa have developed recyclable CO2 adsorbents based on surface modified nanoporous silicas. The materials show high adsorption capacity that is both fast and reversible, allowing it to be reused repeatedly in a high throughput periodic cyclic adsorption process. The adsorbents can be used in both wet and dry environments, potentially eliminating significant engineering challenges. The potential uses for the technology include capturing the bulk of C02 emissions from coal-fired power plants in order that these greenhouse gasses could be sequestered and thus reduce the carbon footprint of such facilities, as well as surgical and mine rescue applications. The acquisition was for 371,020 shares of the Company’s common stock Additionally, the Company has an obligation to the University of Ottawa in the amount of $30,000 for each of the first two years, and the greater of 3% of net sales or $10,000 in year 2, $25,000 in year 3, $50,000 in year 4 and $100,000 the 5th year and thereafter for this technology. (See Note 3)

Based upon the technology’s ability to operate at lower temperatures and pressures, the tolerance of the University of Ottawa’s novel materials to water vapors and their recyclability, the Company believes that this technology could be significantly more efficient than current liquid amine based methods and other absorption systems for capturing a pure stream of CO2,

The Company has one patent pending on the CCTI technology.

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

In October 2007, the Board of Directors agreed to have the Company’s majority-owned subsidiary Live Tissue Connect, Inc. submit to the Securities and Exchange Commission (SEC) an initial public offering (IPO). The Company anticipates this to occur in 2008.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $4,306,546 and $3,618,664 for the six months ended June 30, 2008 and 2007, respectively, as well as a cumulative loss from January 1, 2006 (commencement of the development stage) through June 30, 2008 of $16,478,351 and has a working capital deficiency of $12,314,735 and $10,076,346 as of June 30, 2008 and December 31, 2007, respectively.

The Company’s management has raised funds through equity and debt offerings. In June 2006, Empire Financial Group and the Company entered into a best efforts bridge financing transaction for $3,025,000.

Empire Financial Group was successful in raising the full $3,025,000 which is currently classified as “Convertible Notes Payable” on the condensed consolidated balance sheet at June 30, 2008 and December 31, 2007 and which will likely be converted to equity. The Company and Empire Financial Group has extended this offering for up to a minimum of $3,000,000 as well as a letter of intent relating to the raising of an additional $25,000,000 for a potential initial public offering of Live Tissue Connect, Inc., the tissue welding technology subsidiary of the Company, of which Empire has raised $4,294,000 ($100,000 was paid back to an investor on October 1, 2007, $150,000 was paid to an investor on February 25, 2008, and $75,000 was paid to investors during the current quarter)) as of June 30, 2008. Additionally the Company offered through a private placement up to 5 million shares of preferred stock at $1 per share in our subsidiary Live Tissue Connect, Inc. through Empire-Jesup Lamont of which $530,000 was raised during the Company’s second fiscal quarter. As of June 30, 2008, none of these shares had been issued to any of the shareholders. The Company is in the process of retaining an independent valuation specialist to conduct a valuation of Live Tissue Connect, Inc. and determine whether an adjustment may be necessary for the beneficial conversion feature as it relates to the convertible notes and preferred stock.

One of the principal reasons for the Company’s substantial doubt regarding its ability to continue as a going concern involves the carbon dioxide separator business. The equipment manufactured removes CO2 from landfill gas, raw landfill gas that has high air content requires additional landfill gathering system tuning to reduce air content or additional oxygen and nitrogen removal equipment. Our system fits well is within specifications on the Company’s agreement with DuPont. The Chastang project however, generated no production, and cost the Company approximately $2,000,000. The Company has moved their equipment from the Chastang site to storage. Despite, the new gas purchase contract the Company entered into, the Company did impair the value of their equipment. In addition to this impairment, the Company impaired the value of obtaining their patents for both the CO2 separator equipment as well as the patents related to the live tissue bonding. The total of the patent impairment was approximately $650,000.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

Management’s plans to address these conditions include raising additional funds, through Empire Financial Group, as well as commercially, manufacturing and distributing their live tissue bonding equipment in the second half of 2008. The Company has signed contracts with leading instrument and electro surgery generator design and manufacturing companies and has started manufacturing of the commercial equipment that will be licensed or sold to perform surgeries.

The Company’s long-term success is dependent on its electro surgery generator as well as worldwide acceptance of their products.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

The Company follows the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company believes that there is only one operating segment at this time as their CO2 separator business is inactive despite the CCTI acquisition as there is still substantial research and development to be concluded. .

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2008, no additional accrual for income taxes is necessary.

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

All options and warrants to purchase shares of common stock and convertible notes were not included as they would be considered anti-dilutive as the Company had a loss for both periods.

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Net (loss)	$(4,306,546)	$(3,618,664)

Weighted-average common shares outstanding :
Basic	38,752,463	35,198,376
Options	1,125,000	1,025,000
Warrants	830,941	600,000
Diluted	40,708,404	36,823,376

Basic net (loss) per share	$(0.11)	$(0.10)

Diluted net (loss) per share	$(0.11)	$(0.10)

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s condensed consolidated financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s condensed consolidated financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s condensed consolidated financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 3-	ACQUISITION

The acquisition of Carbon Capture Technologies, Inc. was accounted for using the purchase method of accounting under SFAS 141R. The purchase price is equivalent to the value of $434,093 which represents the value of the 371,020 shares of common stock issued in the acquisition. The entire value of $434,093 was allocated to goodwill. CCTI had only conducted research and development which was not capitalized prior to the acquisition. There were no other identifiable intangible assets noted in the acquisition.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 4-	INVENTORY

Inventory consists of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30,	December 31,
	2008	2007

Parts and materials	$140,618	$47,560

Less: Reserve for obsolescence	(47,560)	(11,890)

Total, net	$93,058	$35,670

NOTE 5-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2008 and December 31, 2007:

	Estimated Useful	June 30,	December 31,
	Lives (Years)	2008	2007

Equipment	3-7	$108,195	$58,027
Furniture and fixtures	7	55,041	39,114
Software	3	11,312	-
Leasehold improvements	15	16,561	-

		191,109	97,141
Less: Accumulated depreciation		(64,180)	(54,536)

Total, net		$126,929	$42,605

Depreciation expense was $9,645 and $322 for the six months ended June 30, 2008 and 2007, respectively. The Company wrote off $8,118 of fully depreciated equipment in the six months ended June 30, 2007.

NOTE 6-	INTANGIBLE ASSETS

Intangible assets consist of patent costs on the live tissue connect technology. Until the Company receives approval on these patents, no amortization will be expensed. Upon approval, the Company anticipates the amortization to be over a period of fifteen years.

NOTE 7-	CONVERTIBLE NOTES PAYABLE

The Company from July 27, 2006 through June 30, 2008 raised $7,319,000 (of which $325,000 was repaid during 2007 and 2008) through Empire Financial Group in the form of unsecured convertible notes. The notes commenced interest accrual on January 1, 2007, at 15% per annum, and are convertible into Live Tissue Connect, Inc. shares at 50% of the IPO of the LTC’s common stock price. The Company has accrued $1,284,562 in interest through June 30, 2008. The total due the investors as of June 30, 2008 is $8,278,562. The entire balance is reflected as a current liability on the Company’s condensed consolidated balance sheets.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 7-	CONVERTIBLE NOTES PAYABLE (CONTINUED)

These notes matured on July 15, 2008 and the Company is currently working with their investment banker to extend these notes until completion of the LTC IPO. In addition, the Company is in the process of retaining an independent valuation specialist to conduct a valuation of Live Tissue Connect, Inc. and determine whether an adjustment may be necessary for the beneficial conversion feature as it relates to the convertible notes. The Company is working with the investment bankers currently to structure the extension and modifications to the existing convertible note agreements. These modifications may require the Company to extinguish the debt in accordance with EITF 06-6, ‘Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

The Company has had one investor request a repayment of his $100,000 convertible note coming due July 15, 2008. Additionally we offered through a private placement up to 5 million shares of preferred stock at $1 per share in our majority owned subsidiary Live Tissue Connect, Inc. through Empire-Jesup Lamont of which $530,000 was raised during the Company’s second fiscal quarter. These preferred shares have not been issued as of June 30, 2008. The preferred stock carries a cumulative dividend of 8%. Each holder of Series A Preferred will have the right, at the earlier of the IPO and the end of 18 months, to convert the total amount of money due to the owners of the Series A Preferred into shares of Common Stock at a conversion ratio of 50% of the Initial Public Offering (IPO) price. If no IPO has been completed at the 18th month, the holder of the Series A Preferred may convert total amount of money due into shares of Common Stock at a price equal to 50% of the closing price of CSMG Technologies, Inc. stock on the first business day following the anniversary of the eighteenth (18th) month of the Closing. The Company is in the process of retaining an independent valuation specialist to conduct a valuation of Live Tissue Connect, Inc. and determine whether an adjustment may be necessary for the beneficial conversion feature as it relates to the preferred stock.

Through July 31, 2008 Empire Jesup-Lamont has raised a total of $680,000 in the preferred stock offering.

Empire received 290,941 warrants on May 18, 2007 as part of their commission for the raising of the money. The Company recorded these warrants in accordance with EITF 96-18 and recognized an expense in the amount of $186,092.

NOTE 8-	NOTES PAYABLE

The Company from time to time entered into various note agreements with shareholders of the Company. The 10 notes that remain as of June 30, 2008 commenced from 2000 through 2005, and accrue interest at rates ranging from 8% to 12%.

The remaining principal of these 10 notes as of June 30, 2008 is $1,437,604. Accrued interest through June 30, 2008 on these notes is $1,005,300, for a total amount due as of June 30, 2008 of $2,442,904.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 8-	NOTES PAYABLE (CONTINUED)

Four of these unsecured notes are convertible to the Company’s Rule 144 common stock at $.625 per share at any time until the note is repaid. One note for $464,572 is owed to the Company’s president and accrues at 10% interest per annum and has an open maturity date, two notes to a board member for $114,000 and accrues at 11% due in June 2010 with the interest rate increasing to 15% per annum if unpaid on the maturity date, and one note for $8,000 is accruing at 15% to an investor we have been unable to locate. The remaining 6 notes are described below in notes payable but in litigation.

The Company’s management has been very successful over the past few years in converting these notes into shares of common stock. For the six months ended June 30, 2008, the Company has converted $331,680 in accrued interest ($49,014), notes payable ($179,067, and a discount on conversion of the notes payable of ($103,060) to additional paid in capital based on the beneficial conversion price into 530,688 shares of common stock. For the year ended December 31, 2007, the Company has converted $1,748,423 in notes plus accrued interest into 2,733,248 shares of stock. In addition, the Company recorded a discount in the amount of $922,001 to additional paid in capital based on the beneficial conversion price. All these notes were unsecured.
Included in the notes payable are:

Y.A. Global Investments, L.P.

On March 29, 2004, the Company entered into an equity line of credit with Y.A. Global Investments, L.P. (f/k/a Cornell Capital Partners) whereby the Company may issue and sell to YA Global Investments, L.P. up to $10,000,000 in common stock. Under this arrangement, Cornell advanced the Company $1,000,000 in 2004, all of which has been repaid through conversions to common stock.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 8-	NOTES PAYABLE(CONTINUED)

Included in notes payable but remain in litigation are the following:

Stonegate Management, Ltd.

The Company in 2001 entered into four one-year note agreements with Stonegate Management in the original principal balance of $630,000. Accrued interest through June 30, 2008 on these notes amounts to $550,248, for a total amount due under these notes of $1,180,248. The notes accrue interest at rates ranging between 8% and 10% per annum.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 8-	NOTES PAYABLE (CONTINUED)

Banco Panamericano

The Company is in default on a note with an initial balance of $203,800 to Banco Panamericano that became due April 1, 2002. On February 10, 2005, Banco Panamericano filed suit in the Circuit Court of Cook County, Illinois for $514,920 (balance accrued as of June 30, 2008 including interest at 12% is $402,840).

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of June 30, 2008 and December 31, 2007, there are no shares issued and outstanding.

Common Stock

On January 18, 2007, the Company increased the authorized shares of common stock to 80,000,000.

As of June 30, 2008 and December 31, 2007, the Company had 39,919,375 and 38,018,544 shares issued and outstanding.

For the six months ended June 30, 2008, the Company had issued the following stock:

530,688 shares issued in conversion of notes payable, accrued interest and discount on conversion in the amount of $331,680.

819,150 shares issued for cash in the amount of $740,400.

51,155 shares issued for conversion of warrants in the amount of $93,655 which were expensed in the six months ended June 30, 2008.

114,916 shares issued to two former owners of a subsidiary of the company for their investment of $60,000 plus interest that was accrued for $43,350 (total investment $103,350).

13,902 shares were issued for $17,099 for services

371,020 shares were issued for the purchase of CCTI valued at $434,093.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options

The Company currently has three stock option plans. The following table summarizes the activity of the Company’s stock option plan.

	June 30, 2008
		Weighted-
		average
	Number of	exercise
	Options	price
June 30, 2008:
Outstanding – beginning of period	1,125,000	$0.46
Granted	-	-
Exercised/Expired	(-)	-

Outstanding – end of period	1,125,000	$0.46

Exercisable at end of period	1,125,000 3	$0.46

	June 30, 2007
		Weighted-
		average
	Number of	exercise
	Options	price
June 30, 2007:
Outstanding – beginning of period	925,000	$0.42
Granted	50,000.62
Exercised/Expired	(-)	-

Outstanding – end of period	975,000	$0.45

Exercisable at end of period	975,000 3	$0.40

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	Feb-07	Oct-07
Stock price	$0.62	$0.75
Strike price	$0.62	$0.75
Expected lives (years)	10	10
Annualized volatility	100.61%	100.19%
Discouint rate	4.50%	4.00%
Annual rate of quarterly dividends	0.00%	0.00%
Call option value	$0.5649	$0.6807

In addition, Live Tissue Connect, Inc. granted 70,000, 2,875,000 and 1,000,000 options in the six months ended June 30, 2008, and the years ended December 31, 2007 and 2006, respectively. Of those options granted 73,333, 2,800,000 and 1,000,000 were vested and Live Tissue Connect, Inc. recorded $146,345, $1,588,478 and $82,498 in stock based compensation.

			Jan-08
	Jun-07	Jun-07	Jun-08	Jan-08
Stock price	$0.72	$0.72	$2.03	$2.03
Strike price	$0.24	$0.20	$0.20	$0.24
Expected lives (years)	10.00	10.00	10.00	10.00
Annualized volatility	15.85%	15.85%	15.85%	15.85%
Discount rate	3.00%	3.00%	3.00%	3.00%
Annual rate of quarterly dividends	0.00%	0.00%	0.00%	0.00%
Call option value	$0.5419	$0.5715	$1.8815	$1.8518

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company has issued the following warrants as of June 30, 2008:

	Exercise	Date
Warrants	Price	Issued	Term
180,000	$0.40	5/15/2006	7.5 years
360,000	$0.40 - $0.75	11/1/2006	7 years
290,941	$0.57	5/18/2007	7 years
830,941

The 290,941 Warrants issued in May 2007 were valued utilizing the Black – Scholes method as follows:

Stock Price	$.74
Strike Price	$.57
Expected Life of Warrant	7 yrs.
Annualized Volatility	100.61%
Discount Rate	4.50%
Annual Rate of Quarterly Dividends	None
Call Option Value	$.6396

NOTE 10-	COMMITMENTS

Rental – CSMG - Texas

The Company leases office space at its corporate headquarters in Corpus Christi, Texas under an operating lease that has initial or remaining non-cancelable lease terms and expires in March 2013. The following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
June 30,

2009	$59,994
2010	62,394
2011	64,890
2012	67,485
2013	52,117

$306,880

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 10-	COMMITMENTS (CONTINUED)

Rental – CSMG - Texas (Continued)

In accordance with this lease, the Company paid a security deposit in the amount of $4,950 in March 2008 (lease commencement) and this amount is included in the condensed consolidated balance sheets as “Deposits and other assets.” The office space is not ready for the Company to move into as of July 31, 2008.

Rental – LTC - California

The Company leases office space for its majority owned subsidiary in Goleta, California under an operating lease that has initial or remaining non-cancelable lease terms and expires in February 2010. The following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
June 30,
2009	$49,392
2010	35,280

$84,672

In accordance with this lease, the Company paid a security deposit in the amount of $30,429 in February 2008 (lease commencement) and this amount is included in the condensed consolidated balance sheets as “Deposits and other assets.”

Rent expense for the six months ended June 30, 2008 and 2007 were $32,068 and $7,608, respectively and are included in the condensed consolidated statements of operations under general and administrative expenses.

NOTE 11-	PROVISION FOR INCOME TAXES

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 11-	PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2008, deferred tax assets consist of the following:

Net operating losses	$7,739,787

Valuation allowance	(7,739,787)

$-

At June 30, 2008, the Company had net operating loss carryforward in the amount of $22,113,677 available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(35.0)%	(35.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	35	35.0
	0%	0%

NOTE 12-	LITIGATION

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 12-	LITIGATION (CONTINUED)

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE13-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the years ended December 31, 2007 and 2006 to account for the correction of an error related to an adjustment made to record the value of the granting of stock options by Live Tissue Connect, Inc. The adjustments increased the net loss and deficits accumulated during the development stage in the amounts of $1,976,902 and $82,498 for the years ended December 31, 2007 and 2006, respectively. In addition, additional paid in capital increased $1,588,478 and $82,498 at December 31, 2007 and 2006. The net loss per share for the year ended December 31, 2007 increased ($.05) from ($.20) to ($.25). The net loss per share for the year ended December 31, 2006 increased ($.01) from ($.09) to ($.10).

The following charts reflect the changes of the individual line items changed in the consolidated financial statements.

December 31, 2006

Net loss prior to restatement	$(3,038,041)

(1)	(82,498)

Net loss after restatement	$(3,120,539)

Deficits accumualted during the development stage - prior to restatement	$-
(2) Represents reclass from Accumulated (deficit)	(3,038,040)
(1)	(82,498)

Deficits accumualted during the development stage - after restatement NOTE prior auditor had a $1 difference	$(3,120,538)

Loss per share - prior to restatement	$(0.09)

(1)	(0.01)

Loss per share - after restatement	$(0.10)

(1) Reflects correction of an error related to the value attributable to the 1,000,000 options vested
(2) Accumulated deficit previously was $16,550,813, restated to $13,512,773 (change of $3,038,040)

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 13-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006
	Previously			Cumulative
	Reported	Restated	Change	Column
Statement of Operations
General and administrative	2,606,143	2,263,470	342,673	342,673
Depreciation expense	-	384	(384)	(384)
Interest income	(10,903)	-	(10,903)	(10,903)
Interest expense	-	413,884	(413,884)	(413,884)
Net loss	(3,038,041)	(3,120,539)	(82,498)	(82,498)

Balance Sheet
Additional paid-in capital	9,922,095	10,004,593	82,498
Accumulated deficit	(16,550,813)	(13,512,773)	3,038,040
Deficits accumulated during the development stage ($1 difference)	-	(3,120,539)	(3,120,539)

Statement of Changes in Stockholders' (Deficit)
Additional paid-in capital	9,922,095	10,004,593	82,498
Net loss for the period	(3,038,041)	(3,120,539)	(82,498)

Statement of Cash Flow
Net loss	(3,038,041)	(3,120,539)	(82,498)	(82,498)
Stock based compensation	-	82,498	82,498	82,498

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 13-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Net loss prior to restatement	$(7,074,364)
(2)	(388,424)
(1)	(1,588,478)

Net loss after restatement	$(9,051,266)

Deficits accumualted during the development stage - prior to restatement	$(9,893,176)

(1) and (2)	(1,976,902)

Deficits accumualted during the development stage - after restatement	$(11,870,078)

Loss per share - prior to restatement	$(0.20)

(1)	(0.05)

Loss per share - after restatement	$(0.25)

(1) Reflects correction of an error related to the value attributable to the 1,000,000 options vested in 2006 and the 2,800,000 options vested in 2007
(2) Adjustment due to reversal of amount posted for losses of subsidiarys' minority interest

NOTE 14-	SUBSEQUENT EVENTS

On July 30, 2008, Live Tissue Connect, Inc. received US FDA 510K clearance for its VAD.400 electrosurgery generator and two sealing instruments one curved and one straight for open surgery.

Through July 31, 2008 Empire Jesup-Lamont has raised a total of $680,000 in the preferred stock offering.

On July 24, 2008 The Company has entered into a 3 year non-recourse collateralized loan agreement with Angel Trust to loan the Company a net 54% on the date of valuation of 600,000 shares of the Company’s common stock. The note carries an annual interest rate of 7% paid quarterly and principal payment upon note maturity. This is a related party transaction.

On July 31, 2008, the Company received comments from the SEC regarding our Form 10-K/A for the year ended December 31, 2007 and Form 10-Q for the period ended March 31, 2008. The Company is in the process of responding to the comments but were unable to complete the response by the filing of there Form 10-Q for the period ended June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q, as well as the information provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

Overview

The following is a discussion of: (i) our results of operations and financial condition for the six months ended June 30, 2008 versus June 30, 2007; (ii) our liquidity and capital resources; and (iii) our critical accounting policies. CSMG Technologies Inc., formerly, Consortium Service Management Group, Inc., a Texas corporation (“we”, “us” or the “Company”), was incorporated on November 17, 1992. On January 18, 2007, we changed our name to CSMG Technologies, Inc. and increased our total number of authorized shares to 90,000,000, which includes 80,000,000 authorized shares of common stock and 10,000,000 shares of undesignated preferred stock.

The Company is a technology management company. The technologies involve live tissue bonding and CO2 (carbon dioxide) separation of landfill gas. Although the carbon dioxide separation of landfill gas component had not been an active service since 2005, in June 2008, the Company acquired Carbon Capture Technologies, Inc. a company that owns the world wide rights to a CO2 separation technology that may be used for stack gas emissions that was developed at the University of Ottawa, Canada.

The live tissue bonding operations are through Live Tissue Connect, Inc., a subsidiary that is owned 86% by the Company. The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences (the “Paton Institute”) and International Association of Welding (the “IAW”) and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology, except in the former Soviet Republics that are current members of the Commonwealth of Independent States (the “CIS”) where the IAW and Paton Institute have exclusive rights. To date, we have 31 issued or pending patents worldwide relating to the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration for the duct and vessel sealer and two instruments, and received notification on July 30, 2008 that the 510(K) submission was cleared by the U.S. Food and Drug Administration. In December 2007, Stellartech Research Corporation, with whom we have contracted to manufacture the electrosurgery generator, obtained the European Conformité Européne (“CE”) Mark on the electrosurgery generator. In February 2008, the Company’s majority owned subsidiary, Live Tissue Connect, Inc. opened an office in Goleta, California, hired a worldwide sales manager, software engineer, and three instrument engineers. In June 2008, we entered into a contract with the IAW for continued research and development of new procedures as described in note 1 of the financial section.

In May 2008, Live Tissue Connect, Inc. entered into a development agreement with a major multi-national medical device company to jointly develop a prototype “bread board” proof of concept level working instrument, RF generator and software system that can perform meniscus-to-meniscus welding (“M-M Weld”) where each item is a “product”. The agreement is for a one-year period. See note 1 and 3 for financial details.

In June 2008 we acquired 100% ownership of Carbon Capture Technologies, Inc., a wholly owned subsidiary of UTEK, in a stock transaction. Carbon Capture Technologies, Inc. holds a worldwide exclusive license to a composition and method for use of a novel Carbon Dioxide (CO2) adsorbent. Researchers at the University of Ottawa have developed recyclable CO2 adsorbents based on surface modified nanoporous silicas. The materials show high adsorption capacity that is both fast and reversible, allowing it to be reused repeatedly in a high throughput periodic cyclic adsorption process. The adsorbents can be used in both wet and dry environments, potentially eliminating significant engineering challenges. The potential uses for the technology include capturing the bulk of C02 emissions from coal-fired power plants in order that these greenhouse gasses could be sequestered and thus reduce the carbon footprint of such facilities, as well as surgical and mine rescue applications. See note 1 for financial details.

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

Additionally we will be focusing on the CCTI technology for processing utility coal fired stack gas.

Results of Operations and Financial Condition

Six Months Ended June 30, 2008 versus June 30, 2007

Total Operating Revenues

We recognized $0 in revenue during the three months ended June 30, 2008 and for the three months ended June 30, 2007. Revenues are anticipated to commence upon FDA approval as well as global acceptance of the products that are being manufactured.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2008 were $3,292,176, as compared to $2,233,991 for the six months June 30, 2007. This represented an increase of $1,058,185, or approximately 33%. Operating expenses included research and development costs, payroll, professional fees, and related expenses, rent expense, and other general and administrative expenses. The increase from 2007 to 2008 is a result of reduced financing fees, commercial development of the VAD.400 electrosurgery generator and the duct and vessel sealing instruments, hiring a staff of design engineers, accounting, executives, research and development, and charges for stock issued for services and stock issued for interest in the second quarter of 2008.

We depreciate fixed assets. This resulted in an expense of $9,645 and $322 for the six months ended June 30, 2008 and 2007, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of June 30, 2008 and 2007, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is interest expense, net of interest income, of $(1,014,370) and $(1,272,601) for the six months ended June 30, 2008 and 2007, respectively. Included in the 2008 interest expense is $103,060 in discounts on the conversion of notes payable to common stock.

Net Income (Loss)

We reported a net (loss) from operations of $(4,306,546), or $(0.11) per share on a basic and diluted basis, for the six months ended June 30, 2008 versus $(3,618,664), or $(0.10) per share on a basic and diluted basis, for the six months ended June 30, 2007. The increase in the net loss is attributable to the expanded research and development efforts in Kiev, the U.S. operations of Live Tissue Connect, establishing offices for Live Tissue Connect in Goleta, California, and commercial development of the VAD.400 electrionsurgical generator and the duct and vessel sealing instruments, as well as the interest expense.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2008 and 2007, respectively. There was no provision due to the carry forward of approximately $22,113,677 of net operating losses as of June 30, 2008 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the six months ended June 30, 2008, the balance in cash and cash equivalents decreased by $866,518 compared to a decrease of $868,217 for the six months ended June 30, 2007. This decrease is primarily attributable to cash used in operating activities, which was attributable to a net loss from operations of $(4,306,546) for the six months ended June 30, 2008 partially offset by the discount on conversion of notes payable of $279,681 and an increase in accounts payable and accrued expenses of $1,603,644. This compares to a decrease in cash from operating activities for the six months ended June 30, 2007 of $(1,438,737), which was attributable to a net loss from operations of $(3,618,664). Net cash from financing activities totaled $1,528,204 and $292,020 for the six months ended June 30 2008 and 2007, respectively.

As of June 30, 2008, we had current assets of $230,916, consisting of $137,858 in cash and $93,058 in inventory.

As of June 30, 2008, we had $12,545,651 in current liabilities, primarily consisting of $1,604,606 in accounts payable and accrued expenses, $2,289,862 in accrued interest payable, $6,994,000 of convertible notes payable and $1,437,604 of notes payable.

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

Inventory

Inventory is recorded at the lower of cost and net realizable value and is accounted for on the first-in first-
out basis (FIFO).

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

On January 1, 2006, we adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, we measured compensation expense for all of our share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The notes to our condensed consolidated financial statements include pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

We have elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. We recognize these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. We consider voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s condensed consolidated financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s condensed consolidated financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s condensed consolidated financial position.

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

During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Banco Panamericano v. Consortium Service Management Group. Inc. and CSMG Gastech LLC, Case No. 1:07-cv-00015 now pending in the Northern District of Illinois District Court as Case No. 06 C 7195.

We were sued on February 9, 2005 by Banco Panamericano, Inc. in the Circuit Court of Cook County, Illinois, Banco Panamericano, Inc. v. Consortium Service Management Group, Inc. and CSMG Gastech LLC , Case No. 2005L001514. The complaint alleges that we entered into a short-term promissory note dated February 15, 2002 (the “Note”) by which we borrowed from Banco Panamericano $203,800 at 12% interest, the Note being due April 1, 2002. The complaint alleged that the Note was secured by all of our equipment, inventory, accounts, general intangibles and other properties. The complaint alleged that the Note is in default and that we owe Banco Panamericano $514,920 as of February 9, 2005, together with accrued interest and costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, we made the following unregistered sales of our equity securities. All of the equity securities issued in unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

On January 18, 2007, the Company increased the authorized shares of common stock to 80,000,000.

As of June 30, 2008 and December 31, 2007, the Company had 39,919,375 and 38,018,544 shares issued and outstanding.

For the six months ended June 30, 2008, the Company had issued the following stock:

- 530,688 shares issued in conversion of notes payable, accrued interest and discount on conversion in the amount of $331,680.

- 819,150 shares issued for cash in the amount of $740,400.

- 51,155 shares issued for conversion of warrants in the amount of $93,655 which were expensed in the six months ended June 30, 2008.

- 114,916 shares issued to a former owner of a subsidiary of the company for their investment of $60,000 plus interest that was accrued for $43,350 (total investment $103,350).

- 13,902 shares were issued for $17,099 for services.

- 371,020 shares were issued for the purchase of CCTI valued at $434,093.

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

CSMG Technologies, Inc.

Date: August 19, 2008	By:	/s/ Donald S. Robbins
Donald S. Robbins
Chief Executive Officer

Date: August 19, 2008	By:	/s/ K. Bruce Jones
K. Bruce Jones
Chief Financial Officer
(Principal Financial and
Accounting Officer)