Form 10-Q
period 2008-09-30
CSMG TECHNOLOGIES, INC.
filed 2008-11-14
CIK 1015002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-27359

CSMG Technologies, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-2653437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 North Shoreline Drive, Suite 1005 North Corpus Christi, Texas	78471
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2008, there were outstanding 41,668,875 shares of the registrant’s common stock, $.0001 par value.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Audited)	4

Condensed Consolidated Statements of Operations For the Nine and Three Months Ended September 30, 2008 and 2007, with Cumulative Totals Since January 1, 2006 the Commencement of the Development Stage	5

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2008 and 2007, with Cumulative Totals Since January 1, 2006 the Commencement of the Development Stage	6

Notes to Condensed Consolidated Financial Statements	7

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (AUDITED)

	SEPTEMBER 30, 2008	RESTATED AUDITED DECEMBER 31, 2007
ASSETS
CURRENT ASSETS
Cash	$103,056	$1,004,376
Inventory	115,901	35,670
Total current assets	218,957	1,040,046

Fixed assets, net of depreciation	128,025	42,605
Intangible assets	64,322	37,157
Deposits and other assets	61,152	-
Goodwill	434,093	-

TOTAL ASSETS	$906,549	$1,119,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,802,614	$640,713
Accrued interest payable	2,409,154	1,699,124
Liability for stock to be issued	80,607	143,459
Convertible notes payable	6,888,043	6,845,000
Notes payable	1,710,476	1,508,407
Other current liabilities	208,929	279,689
Total current liabilities	13,099,823	11,116,392

TOTAL LIABILITIES	13,099,823	11,116,392

Minority interest	146,000	206,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Preferred stock subscribed	755,000	-
Common stock, par value $0.001 per share, 80,000,000 shares authorized and 39,919,375 and 38,018,544 issued and outstanding, respectively	41,669	38,018
Additional paid-in capital	19,923,381	15,476,749
Accumulated deficit	(13,512,773)	(13,512,773)
Deficits accumulated during the development stage	(19,279,778)	(12,171,805)
Treasury stock	(266,773)	(32,773)
Total stockholders' equity (deficit)	(12,339,274)	(10,202,584)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$906,549	$1,119,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(WITH CUMULATIVE TOTALS SINCE JANUARY 1, 2006,
THE COMMENCEMENT OF THE DEVELOPMENT STAGE)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,		CUMULATIVE TOTALS SINCE
	2008	2007	2008	2007	JANUARY 1, 2006

REVENUE	$300	$-	$300	$-	$300

COST OF REVENUES	-	-	-	-	-

Total costs of revenues	-	-	-	-	-

GROSS PROFIT (LOSS)	300	-	300	-	300

OPERATING EXPENSES

Research and development costs	1,807,155	1,926,303	418,681	721,019	5,081,885
General and administrative	3,398,487	1,643,315	2,003,630	614,930	10,399,287
Depreciation	14,814	548	5,169	226	16,059

Total operating expenses	5,720,456	3,570,166	2,427,480	1,336,175	15,497,231

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM	(5,720,156)	(3,570,166)	(2,427,180)	(1,336,175)	(15,496,931)

OTHER INCOME (EXPENSE)

Equity in net income (losses) of unconsolidated companies	-	-	-	-	(85,118)
Gain on sale of United Engineering	-	(112,072)	-	-	(112,072)

Interest expense, net of interest income	(1,387,816)	(1,477,510)	(373,446)	(204,909)	(3,785,661)
NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM	(7,107,972)	(5,159,748)	(2,800,626)	(1,541,084)	(19,479,782)
Minority interest	-	-	-	-	-
NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	(7,107,972)	(5,159,748)	(2,800,626)	(1,541,084)	(19,479,782)
Provision for income taxes	-	-	-	-	-

NET LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM	(7,107,972)	(5,159,748)	(2,800,626)	(1,541,084)	(19,479,782)
Extraordinary gain	-	-	-	-	200,004
NET (LOSS)	$(7,107,972)	$(5,159,748)	$(2,800,626)	$(1,541,084)	$(19,279,778)

NET (LOSS) PER BASIC AND DILUTED SHARES BEFORE EXTRAORDINARY ITEM	$(0.18)	$(0.14)	$(0.07)	$(0.04)	$(0.55)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.18)	$(0.14)	$(0.07)	$(0.04)	$(0.55)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	39,402,419	35,671,225	40,688,201	36,601,504	35,105,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (AUDITED)

	NINE MONTHS ENDED JUNE 30,		CUMULATIVE TOTAL SINCE
	2008	2007	JANUARY 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,107,972)	$(5,159,748)	$(19,279,778)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock issued for services	214,266	314,413	729,786
Stock issued for interest	43,350	-	43,350
Stock issued for financing fees	53,759	-	53,759
Stock based compensation	1,093,654	-	2,764,630
Discount on conversion of notes payable	279,681	761,421	1,798,856
Warrants issued for commissions	-	186,092	186,092
Options issued to consultant	-	28,247	96,322
Equity loss from investee	-	-	85,118
Depreciation	14,814	548	16,059
Impairment of patents	-	-	476,304
Loss on sale of United Engineering	-	112,072	112,072
Change in assets and liabilities
(Increase) in inventory	(80,231)	-	(115,901)
(Increase) in deposits and other assets	(61,152)	-	(61,152)
Increase in accounts payable and accrued expenses	2,168,923	1,274,174	2,647,634
(Decrease) in other current liabilities	(70,760)	-	(146,653)
Total adjustments	3,656,304	2,676,967	8,686,276
Net cash (used in) operating activities	(3,451,668-)	(2,482,782)	(10,593,502)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100,234)	-	(144,084)
Acquisitions of intangible assets	(27,165)	(13,959)	(64,322)
Proceeds from sale of United Engineering	-	278,500	278,500
Net cash provided by (used in) investing activities	(127,399)	264,541	70,094
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	-	-	-
Issuance of stock for cash	1,027,900	165,991	3,322,230
Cash received for stock to be issued	755,000	-	755,000
Repayment of notes payable	(12,696)	(104,000)	(59,140)
Repayment of convertible notes payable	(360,807)	-	(460,807)
Borrowings of notes payable	864,500	50,000	3,470,331
Borrowings of convertible notes payable	403,850	1,340,000	4,598,850
Net cash provided by financing activities	2,677,747	1,451,991	10,626,464
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(901,320)	(766,249)	103,056

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,004,376	868,217	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$103,056	$101,968	$103,056

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$13,306	$25,000	$254,195
Cash paid during the period for income taxes	$-	$-	$-

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to common stock	$179,607	$957,877	$2,941,192
Conversion of accrued interest to common stock	$236,516	$494,974	$833,863
Conversion of notes payable and accrued interest for liability for stock to be issued	$80,607	$-	$224,066
Issuance of stock for notes payable and accrued interest previously converted	$103,060	$-	$103,060
Issuance of stock for acquisition of subsidiary	-	-	-
Goodwill	$434,093	$-	$434,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 and the audited financial statements therein and the accompanying notes thereto.

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

The Company is a technology management company. The technologies involve live tissue bonding and CO 2 (carbon dioxide) separation of landfill gas, however, the carbon dioxide separation of landfill gas component has not been an active service since 2005. In June 2008, the Company acquired Carbon Capture Technologies, Inc. (CCTI), a company that owns the world wide rights to a CO 2 separation technology that may be used for stack gas emissions that was developed at the University of Ottawa, Canada.

Pursuant to EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business”, it was determined that the acquisition of CCTI was the acquisition of a business as it contained all of the necessary inputs, processes and outputs to conduct normal operations, including the ability to sustain a revenue stream. (See Note 3)

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The live tissue bonding operations are through Live Tissue Connect, Inc., a subsidiary that is owned 86% by the Company. The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences (the “Paton Institute”) and International Association of Welding (the “IAW”) and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology, except in the former Soviet Republics that are current members of the Commonwealth of Independent States (the “CIS”) where the IAW and Paton Institute have exclusive rights. To date, the Company has 31 issued or pending patents worldwide relating to the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration (“FDA”) for the duct and vessel sealer and two instruments, and received notification on July 30, 2008 that the 510(K) submission was cleared by the FDA. In December 2007, Stellartech Research Corporation, with whom the Company contracted to manufacture the electrosurgery generator, obtained the European Conformité Européne (“CE”) Mark on the electrosurgery generator. The CE Mark allows LTC to market its forceps with the previously CE Mark certified VAD.400 generator within the 30 countries of the European Economic Area (“EEA”) and Switzerland. In February 2008, the Company’s majority owned subsidiary, Live Tissue Connect, Inc., opened an office in Goleta, California, hired a worldwide sales manager, software engineer, and three instrument engineers.

In June 2008, the Company entered into a new agreement with the IAW under license of the Paton Institute for the realization of the RF Live Soft Tissue/Welding Project. Under the IAW agreement, beginning September 1, 2008 through August 31, 2009, the Company will pay $40,000 per month for a staff of surgeons, engineers, and medical staff in the Ukraine to advance the refinement of the prototype automation for specific procedures and basic clinical work. In addition, the Company will pay the greater of a total of $210,000 annually or 1% of the annual net selling price for items which the manufacture, use or sale that is covered by one or more valid and extant patent claims.

The Company and its majority owned subsidiary, Live Tissue Connect, Inc., entered into an agreement for the continuation of the research and development and marketing of the Live Biological Tissue Bonding project. Under the terms of this agreement, Live Tissue Connect, Inc. shall pay to the Company: a) a minimum management fee of $200,000 for the first year beginning on the date of the initial filing of a proposed Form S-1 for Live Tissue Connect, Inc. and shall be negotiated annually thereafter, but shall not be less than $200,000 annually; b) all costs of IAW agreement estimated at $480,000 annually ($40,000 monthly) as noted above depending on devices being developed to be undertaken by IAW; c) a $300,000 one time fee triggered by the FDA’s clearance of the Company’s 510(K) submission which became payable on October 18, 2008; d) repayment of the note payable between the two companies, and the stipulation that interest charges at 8% annually be provided commencing July 1, 2008; e) the payment of the greater of 2% of net manufacturers price generated through world wide sales or $220,000 annually with the first payment triggered by the FDA’s clearance of the Company’s 510(K) submission which became payable on October 18, 2008; and f) the continued payment of an estimated $60,000 annually in costs to reimburse the Company for its Kiev development office.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

In June 2008 we acquired 100% ownership of CCTI, a wholly owned subsidiary of UTEK, in a stock transaction. CCTI holds a worldwide exclusive license to a composition and method for use of a novel Carbon Dioxide (CO 2) adsorbent. Researchers at the University of Ottawa have developed recyclable CO 2 adsorbents based on surface modified nanoporous silicas. The materials show high adsorption capacity that is both fast and reversible, allowing it to be reused repeatedly in a high throughput periodic cyclic adsorption process. The adsorbents can be used in both wet and dry environments, potentially eliminating significant engineering challenges. The potential uses for the technology include capturing the bulk of C0 2 emissions from coal-fired power plants in order that these greenhouse gasses could be sequestered and thus reduce the carbon footprint of such facilities, as well as surgical and mine rescue applications. The acquisition was for 371,020 shares of the Company’s common stock. Additionally, the Company has an obligation to the University of Ottawa in the amount of $30,000 for each of the first two years, and the greater of 3% of net sales or $10,000 in year 2, $25,000 in year 3, $50,000 in year 4 and $100,000 the 5 th year and thereafter for this technology. (See Note 3)

Based upon the technology’s ability to operate at lower temperatures and pressures, the tolerance of the University of Ottawa’s novel materials to water vapors and their recyclability, the Company believes that this technology could be significantly more efficient than current liquid amine based methods and other absorption systems for capturing a pure stream of CO 2.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

At this time RTC contracted with the Company to extract the methane gas. Accordingly, the Company installed the carbon dioxide separator at the landfill in 2002 and 2003. Waste Management Inc. asserted that the carbon dioxide equipment produced methane gas that failed to meet Mobile Gas quality specifications. As a result and as noted in Note 13, Litigation, a legal dispute ensued as well as RTC filing bankruptcy.

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

In October 2007, the Board of Directors agreed to have the Company’s majority-owned subsidiary Live Tissue Connect, Inc. submit to the Securities and Exchange Commission (SEC) a registration statement in connection with an initial public offering (IPO). The Company anticipates this to occur in the fourth quarter of 2008 or the first quarter of 2009.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $7,107,972 and $5,159,748 for the nine months ended September 30, 2008 and 2007, respectively, as well as a cumulative loss from January 1, 2006 (commencement of the development stage) through September 30, 2008 of $19,279,778 and has a working capital deficiency of $12,880,866 and $10,076,346 as of September 30, 2008 and December 31, 2007, respectively.

The Company’s management has raised funds through equity and debt offerings. In June 2006, Empire Financial Group and the Company entered into a best efforts bridge financing transaction for $3,025,000.

Empire Financial Group was successful in raising the full $3,025,000 which is currently classified as “Convertible Notes Payable” on the condensed consolidated balance sheet at September 30, 2008 and December 31, 2007 and which will likely be converted to equity. The Company and Empire Financial Group has extended this offering for up to a minimum of $3,000,000 as well as a letter of intent relating to the raising of an additional $25,000,000 for a potential initial public offering of Live Tissue Connect, Inc., the tissue welding technology subsidiary of the Company, of which Empire has raised $4,323,850 ($100,000 was paid back to an investor in 2007, and $360,807 was paid to investors in 2008) as of September 30, 2008. Additionally the Company offered through a private placement up to 5 million shares of preferred stock at $1 per share in our subsidiary Live Tissue Connect, Inc. through Empire-Jesup Lamont of which $755,000 was raised during the Company’s second and third fiscal quarter. As of September 30, 2008, none of these shares had been issued to any of the shareholders. The Company has received an independent valuation of the preferred stock of Live Tissue Connect, Inc. as of September 30, 2008. The conclusion of value provided by the valuation report shows a fair value per share, Non-Marketable Minority Basis of $1.37 per share. Subscriptions have been accepted for 755,000 shares of LTC’s preferred stock related to the $755,000, but no shares have been issued as of September 30, 2008.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

Management’s plans to address these conditions include raising additional funds, through Empire Financial Group, as well as commercially, and manufacturing and distributing their live tissue bonding equipment in the first quarter of 2009. The Company has signed contracts with leading instrument and electro surgery generator design and manufacturing companies and has started manufacturing of the commercial equipment that will be licensed or sold to perform surgeries.

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

Principles of Consolidation

The condensed consolidated financial statements include those of the Company and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Minority interests have been reflected in the consolidated financial statements for the percentage of the subsidiary not owned by the Company. The minority interest for Live Tissue Connect, Inc. have not been reflected herein as the company sustained losses in excess of the basis to the minority shareholders as described under ARB 51. The Company does maintain the cumulative losses in their records and should Live Tissue Connect, Inc. incur profits that offset these losses, then the Company will reflect them in the financial statements appropriately.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Company

The Company commencing on January 1, 2006 entered into the development stage with its majority owned subsidiary, Live Tissue Connect, Inc. Prior to January 1, 2006, the Company was operating in the carbon dioxide separator of landfill gas business exclusively, but the Company has not been conducting operations in this business for 2006 and 2007. The Company has concentrated its efforts to the development of their Live Tissue Connect, Inc. business. Therefore, the Company considers itself to have commenced the development stage effective January 1, 2006 as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Additionally, the Company has allocated a substantial portion of their time and investment in bringing the services of LTC to the market, and the raising of capital.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

The Company’s warrants issued in May 2007, were not stock based compensation and were recorded in accordance with EITF 96-18. The Company recognized $186,092 in expense for the year ended December 31, 2007.

The Company’s options issued in 2007 were valued in accordance with SAFAS 123R. The Company recognized $96,322 in expense for the year ended December 31, 2007. The options issued in Live Tissue Connect, Inc. to the board were valued at $1,588,478 and $82,498 for the years ended December 31, 2007 and 2006, respectively, and $202,083 for the nine months ended September 30, 2008 and are considered stock based compensation and reflected as such in the condensed consolidated statements of operations.

In addition, the Company issued vested stock options to officers and directors valued at $891,571 for the nine months ended September 30, 2008 and are considered stock based compensation and reflected as such in the condensed consolidated statements of operations

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the borrowing rates that would be available to the Company for similar type borrowings from financial institutions.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2008, no additional accrual for income taxes is necessary.

(Loss) Per Share of Common Stock

Basic net (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

All options and warrants to purchase shares of common stock and convertible notes were not included as they would be considered anti-dilutive as the Company had a loss for both periods.

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Net (loss)	$(7,107,972)	$(5,159,748)

Weighted-average common shares outstanding :
Basic	39,402,419	35,671,225
Options	2,325,000	1,025,000
Warrants	830,941	890,941
Diluted	42,558,360	37,587,166

Basic net (loss) per share	$(0.18)	$(0.14)

Diluted net (loss) per share	$(0.18)	$(0.14)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “ Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “ Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 3-	ACQUISITION

The acquisition of CCTI was accounted for using the purchase method of accounting under SFAS 141R. The purchase price is equivalent to the value of $434,093 which represents the value of the 371,020 shares of common stock issued in the acquisition. The entire value of $434,093 was allocated to goodwill. CCTI had only conducted research and development which was not capitalized prior to the acquisition. There were no other identifiable intangible assets noted in the acquisition.

Following the close of the acquisition, the Company hired an independent valuation service to prepare a valuation opinion on the value of CCTI. The result of the valuation opinion received is a fully discounted current value in the amount of $1,671,750.

NOTE 4-	INVENTORY

Inventory consists of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30,	December 31,
	2008	2007

Parts and materials	$163,461	$47,560

Less: Reserve for obsolescence	(47,560)	(11,890)

Total, net	$115,901	$35,670

NOTE 5-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2008 and December 31, 2007:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2008	2007

Equipment	3-7	$113,677	$58,027
Furniture and fixtures	7	55,181	39,114
Software	3	11,956	-
Leasehold improvements	15	16,561	-

		197,375	97,141
Less: Accumulated depreciation		(69,350)	(54,536)

Total, net		$128,025	$42,605

Depreciation expense was $14,814 and $548 for the nine months ended September 30, 2008 and 2007, respectively. The Company wrote off $8,118 of fully depreciated equipment in the nine months ended September 30, 2007.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 6-	INTANGIBLE ASSETS

Intangible assets consist of patent costs on the live tissue connect technology. Until the Company receives approval on these patents, no amortization will be expensed. Upon approval, the Company anticipates the amortization to be over a period of fifteen years.

NOTE 7-	CONVERTIBLE NOTES PAYABLE

The Company from July 27, 2006 through September 30, 2008 raised $7,348,850 (of which $460,807 was repaid during 2007 and 2008) through Empire Financial Group in the form of unsecured convertible notes. The notes commenced interest accrual on January 1, 2007, at 15% per annum, and are convertible into Live Tissue Connect, Inc. shares at 50% of the IPO price of the LTC’s common stock. The Company has accrued $1,590,011 in interest through September 30, 2008. The total due the investors as of September 30, 2008 is $8,478,054. The entire balance is reflected as a current liability on the Company’s condensed consolidated balance sheets.

These notes matured on July 15, 2008 and the Company is currently working with their investment banker to extend these notes until completion of the LTC IPO. The Company has determined that an adjustment may be necessary related to these convertible notes depending upon the structure of extensions and modifications. The Company is working with the investment bankers currently to structure the extension and modifications to the existing convertible note agreements. These modifications may require the Company to extinguish the debt in accordance with EITF 06-6, ‘Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

Additionally we offered through a private placement up to 5 million shares of preferred stock at $1 per share in our majority owned subsidiary Live Tissue Connect, Inc. through Empire-Jesup Lamont of which $755,000 was raised through the Company’s third fiscal quarter. These preferred shares have not been issued as of September 30, 2008. The preferred stock carries a cumulative dividend of 8%. Each holder of Series A Preferred will have the right, at the earlier of the IPO and the end of 18 months, to convert the total amount of money due to the owners of the Series A Preferred into shares of Common Stock at a conversion ratio of 50% of the Initial Public Offering (IPO) price. If no IPO has been completed at the 18 th month, the holder of the Series A Preferred may convert total amount of money due into shares of Common Stock at a price equal to 50% of the closing price of CSMG Technologies, Inc. stock on the first business day following the anniversary of the eighteenth (18th) month of the Closing. The Company is in the process of determining whether an adjustment may be necessary for the beneficial conversion feature as it relates to the preferred stock.

Empire received 290,941 warrants on May 18, 2007 as part of their commission for the raising of the money. The Company recorded these warrants in accordance with EITF 96-18 and recognized an expense in the amount of $186,092.

NOTE 8-	NOTES PAYABLE

The Company from time to time entered into various note agreements with shareholders of the Company. There are 12 notes that remain as of September 30, 2008 commenced from 2000 through 2008, and accrue interest at rates ranging from 8% to 12%.

The remaining principal of these 12 notes as of September 30, 2008 is $1,710,476. Accrued interest through September 30, 2008 on these notes is $819,141 for a total amount due as of September 30, 2008 of $2,529,617.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 8-	NOTES PAYABLE (CONTINUED)

Six of these unsecured notes are convertible to the Company’s Rule 144 common stock at $0.625 per share at any time until the note is repaid. One note for $199,648 is owed to the Company’s president and accrues at 10% interest per annum and has an open maturity date, two other notes for a total of $300,500 is owed to the Company’s president and accrue interest at 11% per annum and have open maturity dates, two notes to a board member for $114,000 and accrues at 11% due in June 2010 with the interest rate increasing to 15% per annum if unpaid on the maturity date, and one note for $8,000 is accruing at 15% to an investor we have been unable to locate. The remaining 8 notes are described below in notes payable but in litigation.

The Company entered into a non-recourse loan agreement, which was set up through Angel Trust (a related party - See Note 12 Related Party Transactions) to facilitate a loan from Equities First Holdings (EFH). The loan was for an LTV of 60% of the closing stock price on the day of closing. The closing price was $1.25 on the closing date or $450,000. We paid a 10% fee, plus we were to pay 7% interest per annum for 3 years. The Company netted $405,000 from the funding on August 22, 2008. The Company arranged for 4 non-principal stockholders to transfer their free trading stock to Angel Trust for a total of 600,000 shares, which were pledged under the non-recourse note from Angel Trust to EFH. In exchange, the Company issued rule 144 Stock to the shareholders with a 15% premium for a total of 690,000 shares. Terms of the loan included a penalty clause wherewith, if the stock price fell under 80% of the LTV price for 3 days, the Company would have to pay a penalty, none of which would be credited to principal of the loan or forfeit the stock. (See Note. 14 Subsequent Events). As noted, the common stock did fall below this threshold and the Company forfeited its stock. This occurred in October 2008. As of September 30, 2008, this note had accrued interest of $4,045 for a total amount due of $454,045. The Company has classified the guarantee of this debt ($450,000) as an offset against the note payable as the note will in essence be converted in October 2008.

The Company’s management has been very successful over the past few years in converting these notes into shares of common stock. For the nine months ended September 30, 2008, the Company has converted $599,247 in accrued interest ($296,992), notes payable ($199,195) and a discount on conversion of the notes payable of ($103,060) to additional paid in capital based on the beneficial conversion price into 830,688 shares of common stock as well as $80,607 in a liability for stock to be issued. For the year ended December 31, 2007, the Company has converted $1,748,423 in notes plus accrued interest into 2,733,248 shares of stock. In addition, the Company recorded a discount in the amount of $922,001 to additional paid in capital based on the beneficial conversion price. All these notes were unsecured.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 8-	NOTES PAYABLE(CONTINUED)

Included in notes payable but remain in litigation are the following:

Stonegate Management, Ltd.

The Company in 2001 entered into four one-year note agreements with Stonegate Management in the original principal balance of $630,000. Accrued interest through September 30, 2008 on these notes amounts to $580,171 for a total amount due under these notes of $1,210,171. The notes accrue interest at rates ranging between 8% and 10% per annum.

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

On September 30, 2006, the Company and the two officers were again served by Nature Coast Collections, Inc., this time in the Federal District Court for the Southern District of Texas. The Company has answered the complaint and filed a counterclaim alleging, among other matters, that Nature Coast Collections, Inc. is an affiliate of RTC, a debtor in bankruptcy, whom the Company entered into a transaction with in regards to their CO2 separation equipment. The Company alleges that they should be authorized to offset its losses caused by the contractual relationship with RTC against the claims brought on by Nature Coast Collections, Inc. The Company has moved to transfer these proceedings to the Federal District Court for the Northern District of Illinois, where the bankruptcy proceedings are.

Nature Coast Collections, Inc. v.  Consortium Service Management Group, Inc., Donald S.  Robbins and Gordon W.  Allison , Case No. 2:06-cv-273 originally pending in the Southern District of Texas District Court and recently ordered transferred to the Northern District of Illinois.  Plaintiff claims damages of $630,000, with interest and costs, arising out of a series of disputed promissory notes bringing the total claim over $900,000 and under $1,000,000. The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with an offshore affiliate of a customer of the Company and based on misrepresentation.  Discovery has been completed and the Company has filed a motion for summary judgment with respect to the Plaintiff’s claims, the briefing of which by the parties has yet to be fully completed. No trial date has been set.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 8-	NOTES PAYABLE (CONTINUED)

Banco Panamericano

The Company is in default on a note with an initial balance of $203,800 to Banco Panamericano that became due April 1, 2002. On February 10, 2005, Banco Panamericano filed suit in the Circuit Court of Cook County, Illinois for $514,920 (balance accrued as of September 30, 2008 including interest at 12% is $415,344).

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

As of September 30, 2008 and December 31, 2007, there are no shares issued and outstanding.

Common Stock

On January 18, 2007, the Company increased the authorized shares of common stock to 80,000,000.

As of September 30, 2008 and December 31, 2007, the Company had 41,668,875 and 38,018,544 shares issued and outstanding.

For the nine months ended September 30, 2008, the Company had issued the following stock:

830,688 shares issued in conversion of notes payable, accrued interest and discount on conversion in the amount of $519,180.

1,186,650 shares issued for cash in the amount of $1,027,900.

51,155 shares issued for conversion of warrants in the amount of $93,666 which were expensed in the nine months ended September 30, 2008.

114,916 shares issued to two former owners of a subsidiary of the company for their investment of $60,000 plus interest that was accrued for $43,350 (total investment $103,350).

195,902 shares were issued for $174,359 for services.

371,020 shares were issued for the purchase of CCTI valued at $434,093.

600,000 shares of common stock issued to current non-principal shareholders to replace their shares that were used to collateralize a note payable for $450,000.

300,000 shares of 144 stock to replace 300,000 shares of unrestricted stock held by current non-principal shareholders. These shares are reflected as treasury shares since they are in the Company’s name.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options

The Company currently has three stock option plans. The following table summarizes the activity of the Company’s stock option plan.

	September 30, 2008
		Weighted-
		average
	Number of	exercise
	Options	price
September 30, 2008:
Outstanding – beginning of period	1,125,000	$0.46
Granted	1,200,000	1.10
Exercised/Expired	(-)	-

Outstanding – end of period	2,325,000	$0.80

Exercisable at end of period	2,325,000	$0.80

	September 30, 2007
		Weighted-
		average
	Number of	exercise
	Options	price
September 30, 2007:
Outstanding – beginning of period	925,000	$0.42
Granted	50,000	0.62
Exercised/Expired	(-)	-

Outstanding – end of period	1,025,000	$0.45

Exercisable at end of period	975,000	$0.45

The Company’s options expire at various times through 2017. All options issued in 2003 through 2005 were issued at or above market value. The Company issued 1,200,000 options to directors valued at $891,571 in July 2008, and issued 50,000 options to a consultant in February 2007 and 100,000 options to a consultant in October 2007 that were vested. These 2007 options were expensed at a value of $96,322, all options are valued utilizing the Black-Scholes method.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	July-08	Feb-07	Oct-07
Stock price	$1.00	$0.62	$0.75
Strike price	$1.10	$0.62	$0.75
Expected lives (years)	5	10	10
Annualized volatility	99.40%	100.61%	100.19%
Discouint rate	3.36%	4.50%	4.00%
Annual rate of quarterly dividends	0.00%	0.00%	0.00%
Call option value	$0.743	$0.5649	$0.6807

In addition, Live Tissue Connect, Inc. granted 231,500, 2,875,000 and 1,000,000 options in the nine months ended September 30, 2008, and the years ended December 31, 2007 and 2006, respectively. Of those options granted 109,833, 2,800,000 and 1,000,000 were vested and Live Tissue Connect, Inc. recorded $202,083, $1,588,478 and $82,498 in stock based compensation.

	Jun-07	Jun-07	Jun-08/Jul-08	Jan-08/Jul-08
Stock price	$0.72	$0.72	$2.03	$2.03
Strike price	$0.24	$0.20	$0.24	$0.24
Expected lives (years)	10.00	10.00	10.00	10.00
Annualized volatility	15.85%	15.85%	15.85%	15.85%
Discount rate	3.00%	3.00%	3.00% %	3.00%

Annual rate of quarterly dividends	0.00%	0.00%	0.00%	0.00%
Call option value	$0.5419	$0.5715	$1.8518 $	$1.8518

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company has issued the following warrants as of September 30, 2008:

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

Rental – CSMG - Texas

The Company leases office space at its corporate headquarters in Corpus Christi, Texas under an operating lease that has initial or remaining non-cancelable lease terms and expires in March 2013. The following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
September 30,

2009	$60,588
2010	63,012
2011	65,532
2012	68,153
2013	35,440

$292,725

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 10-	COMMITMENTS (CONTINUED)

Rental – CSMG - Texas (Continued)

In accordance with this lease, the Company paid a security deposit in the amount of $4,950 in March 2008 (lease commencement) and this amount is included in the condensed consolidated balance sheets as “Deposits and other assets.” The office space was occupied on September 3, 2008.

Rental – LTC - California

The Company leases office space for its majority owned subsidiary in Goleta, California under an operating lease that has initial or remaining non-cancelable lease terms and expires in February 2010. The following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
September 30,
2009	$49,392
2010	22,050

$71,442

In accordance with this lease, the Company paid a security deposit in the amount of $30,429 in February 2008 (lease commencement) and this amount is included in the condensed consolidated balance sheets as “Deposits and other assets.”

Rent expense for the nine months ended September 30, 2008 and 2007 were $54,911 and $8,074, respectively and are included in the condensed consolidated statements of operations under general and administrative expenses.

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

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 11-	PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2008, deferred tax assets consist of the following:

Net operating losses	$8,720,286

Valuation allowance	(8,720,286)

$-

At September 30, 2008, the Company had net operating loss carryforward in the amount of $24,915,103 available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(35.0)%	(35.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	35.0	35.0
	0%	0%

NOTE 12-	RELATED PARTY TRANSACTION

The Company entered into a non-recourse loan agreement, which was set up through Angel Trust (a related party) to facilitate a loan from Equities First Holdings (EFH). The loan was for an LTV of 60% of the closing stock price on the day of closing. The closing price was $1.25 on the closing date or $450,000. We paid a 10% fee, plus we were to pay 7% interest per annum for three years. The Company netted $405,000 from the funding on August 22, 2008. The Company arranged for four stockholders to transfer their free trading stock to Angel Trust for a total of 600,000 shares, which were pledged under the non-recourse note to EFH. In exchange the Company issued rule 144 Stock to the shareholders with a 15% premium for a total of 690,000 shares. Terms of the loan included a penalty clause wherewith, if the stock price fell under 80% of the LTV price for three days, the Company would have to pay a penalty, none of which would be credited to principal of the loan or forfeit the stock. (See additional information in Note 8 Notes Payable and Note 14 Subsequent Events)

NOTE 13-	LITIGATION

Banco Panamericano v.  Consortium Service Management Group. Inc. and CSMG Gastech LLC, Case No.  1:07-cv-00015 now pending in the Northern District of Illinois District Court as Case No. 06 C 7195.  Plaintiff claims damages in the amount of $514,920 as of February 9, 2005, together with interest and costs, arising out of a disputed promissory note bringing the total claim to $1,013,648.  The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with a customer of the Company and based on misrepresentation.  Discovery has been completed and Plaintiff has submitted a contested motion for summary judgment. On August 26, 2008 the Court issued its Memorandum Opinion and Order granting summary judgment in favor of the plaintiff in the amount of $203,800 plus interest and late fees. The Court has requested further briefing on the issue of calculating interest and late fees. The Court granted the plaintiff summary judgment on defendant’s affirmative defenses and counterclaims.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 13-	LITIGATION (CONTINUED)

Nature Coast Collections, Inc. v.  Consortium Service Management Group, Inc., Donald S.  Robbins and Gordon W.  Allison , Case No. 2:06-cv-273 originally pending in the Southern District of Texas District Court and recently ordered transferred to the Northern District of Illinois.  Plaintiff claims damages of $630,000, with interest and costs, arising out of a series of disputed promissory notes.  The Company has answered setting forth several affirmative defenses and counterclaims focused on the affiliation of the Plaintiff with an offshore affiliate of a customer of the Company and based on misrepresentation.  Discovery has been completed and the Company has filed a motion for summary judgment with respect to the Plaintiff’s claims, the briefing of which by the parties has yet to be fully completed. No trial date has been set.

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

CSMG Technologies, Inc. v.  Gordon W.  Allison, Case No. 4:07-cv-00715 in the Southern District of Texas District Court. In Gordon Allison’s answer to the Company’s complaint seeking unspecified damages in connection with claims based upon fraudulent statements, breach of fiduciary duty and promissory estoppel with respect to investments in projects Gordon Allison involved the Company, Allison filed a counterclaim seeking damages of approximately $328,041 principal and interest for amounts allegedly due under the terms of a November 5, 2003 promissory note issued to him by the Company, unpaid salary of $150,000, unspecified payment for services rendered, reimbursement of expenses estimated at $23,000 and punitive damages in an unspecified amount. The Company is vigorously defending the counterclaim. On September 30, 2008 the Court issued its Memorandum and Order as follows: a) granting Defendant Allison’s Motion to Dismiss; b) granting Defendant Allison’s Motion for Partial Summary Judgment on Defendant’s Counterclaim for Suit on Promissory Note and Brief in Support and c) denying the Company’s request for attorneys’ fees. However, the Court ruled that no payment on this judgment is due until all claims are fully and finally resolved by the Court.

NOTE 14-	SUBSEQUENT EVENTS

The Company had entered into a 3 year non-recourse collateralized loan agreement with Angel Trust to loan the Company a net of 54% on the date of valuation of 600,000 shares of the Company’s common stock. The note carried an annual interest rate of 7% paid quarterly and principal payment upon note maturity. This was a related party transaction. On October 7, 2008, the Company received notice the stock price had fallen below the 80% of LTV on the loan and were given three days to pay either $48,000 or 126,316 shares of free trading stock or forfeit the 600,000 shares of common stock. Neither the cash nor the stock would be credited to the loan balance. Under the terms of the non-recourse note, the board decided to forfeit the 600,000 shares of stock. The transaction terminated on October 14, 2008 with no further liability.

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE15-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

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

The following charts reflect the changes of the individual line items changed in the consolidated financial statements.

December 31, 2006

Net loss prior to restatement	$(3,038,041)

(1)	(82,498)

Net loss after restatement	$(3,120,539)

Deficits accumulated during the development stage - prior to restatement	$-
(2) Represents reclass from Accumulated (deficit)	(3,038,040)
(1)	(82,498)

Deficits accumulated during the development stage - after restatement NOTE prior auditor had a $1 difference	$(3,120,538)

Loss per share - prior to restatement	$(0.09)

(1)	(0.01)

Loss per share - after restatement	$(0.10)

(1)	Reflects correction of an error related to the value attributable to the 1,000,000 options vested
(2)	Accumulated deficit previously was $16,550,813, restated to $13,512,773 (change of $3,038,040)

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 15-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006
	Previously			Cumulative
	Reported	Restated	Change	Column
Statement of Operations
General and administrative	2,606,143	2,263,470	342,673	342,673
Depreciation expense	-	384	(384)	(384)
Interest income	(10,903)	-	(10,903)	(10,903)
Interest expense	-	413,884	(413,884)	(413,884)
Net loss	(3,038,041)	(3,120,539)	(82,498)	(82,498)

Balance Sheet
Additional paid-in capital	9,922,095	10,004,593	82,498
Accumulated deficit	(16,550,813)	(13,512,773)	3,038,040
Deficits accumulated during the development stage ($1 difference)	-	(3,120,539)	(3,120,539)

Statement of Changes in Stockholders' (Deficit)
Additional paid-in capital	9,922,095	10,004,593	82,498
Net loss for the period	(3,038,041)	(3,120,539)	(82,498)

Statement of Cash Flow
Net loss	(3,038,041)	(3,120,539)	(82,498)	(82,498)
Stock based compensation	-	82,498	82,498	82,498

CSMG TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY CONSORTIUM SERVICE MANAGEMENT GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 15-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Net loss prior to restatement	$(7,074,364)
(2)	(388,424)
(1)	(1,588,478)

Net loss after restatement	$(9,051,266)

Deficits accumulated during the development stage - prior to restatement	$(9,893,176)

(1) and (2)	(1,976,902)

Deficits accumulated during the development stage - after restatement	$(11,870,078)

Loss per share - prior to restatement	$(0.20)

(1)	(0.05)

Loss per share - after restatement	$(0.25)

(1)	Reflects correction of an error related to the value attributable to the 1,000,000 options vested in 2006 and the 2,800,000 options vested in 2007
(2)	Adjustment due to reversal of amount posted for losses of subsidiaries' minority interest

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q, as well as the information provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

Overview

The following is a discussion of: (i) our results of operations and financial condition for the nine months ended September 30, 2008 versus September 30, 2007; (ii) our liquidity and capital resources; and (iii) our critical accounting policies. CSMG Technologies Inc., formerly, Consortium Service Management Group, Inc., a Texas corporation (“we”, “us” or the “Company”), was incorporated on November 17, 1992. On January 18, 2007, we changed our name to CSMG Technologies, Inc. and increased our total number of authorized shares to 90,000,000, which includes 80,000,000 authorized shares of common stock and 10,000,000 shares of undesignated preferred stock.

The Company is a technology management company. The technologies involve live tissue bonding and CO 2 (carbon dioxide) separation of landfill gas. Although the carbon dioxide separation of landfill gas component had not been an active service since 2005, in June 2008, the Company acquired Carbon Capture Technologies, Inc. a company that owns the world wide rights to a CO 2 separation technology that may be used for stack gas emissions that was developed at the University of Ottawa, Canada.

The live tissue bonding operations are through Live Tissue Connect, Inc., a subsidiary that is owned 86% by the Company. The live tissue bonding technology focuses on bonding living soft biological tissue used in surgical procedures which eliminates the need for sutures, staples, sealants or glues. The Company has an agreement with the E.O. Paton Institute of Electrical Welding of the Ukraine National Academy of Sciences (the “Paton Institute”) and International Association of Welding (the “IAW”) and owns the technology including the worldwide rights of licensing, patenting, manufacturing, development and distribution of this technology, except in the former Soviet Republics that are current members of the Commonwealth of Independent States (the “CIS”) where the IAW and Paton Institute have exclusive rights. To date, we have 31 issued or pending patents worldwide relating to the live tissue bonding equipment. In addition, in June 2007, the Company filed a 510(K) submission with the U.S. Food and Drug Administration for the duct and vessel sealer and two instruments, and received notification on July 30, 2008 that the 510(K) submission was cleared by the U.S. Food and Drug Administration. In December 2007, Stellartech Research Corporation, with whom we have contracted to manufacture the electrosurgery generator, obtained the European Conformité Européne (“CE”) Mark on the electrosurgery generator. In February 2008, the Company’s majority owned subsidiary, Live Tissue Connect, Inc. opened an office in Goleta, California, hired a worldwide sales manager, software engineer, and three instrument engineers. In June 2008, we entered into a contract with the IAW for continued research and development of new procedures. See note 1 to the financial statements.

In May 2008, Live Tissue Connect, Inc. entered into a development agreement with a major multi-national medical device company to jointly develop a prototype “bread board” proof of concept level working instrument, RF generator and software system that can perform meniscus-to-meniscus welding (“M-M Weld”) where each item is a “product”. The agreement is for a one-year period. See notes 1 and 3 to the financial statements.

In June 2008 we acquired 100% ownership of Carbon Capture Technologies, Inc., a wholly owned subsidiary of UTEK, in a stock transaction. Carbon Capture Technologies, Inc. holds a worldwide exclusive license to a composition and method for use of a novel Carbon Dioxide (CO 2) adsorbent. Researchers at the University of Ottawa have developed recyclable CO 2 adsorbents based on surface modified nanoporous silicas. The materials show high adsorption capacity that is both fast and reversible, allowing it to be reused repeatedly in a high throughput periodic cyclic adsorption process. The adsorbents can be used in both wet and dry environments, potentially eliminating significant engineering challenges. The potential uses for the technology include capturing the bulk of C0 2 emissions from coal-fired power plants in order that these greenhouse gasses could be sequestered and thus reduce the carbon footprint of such facilities, as well as surgical and mine rescue applications.  See note 1 to the financial statements.

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

The carbon dioxide separator equipment has been installed at the Chastang landfill in Mobile, Alabama since 2002, which landfill is owned by the city of Mobile but operated by Waste Management Inc. and Transamerican Waste Industries Inc. An agreement between Transamerican Waste Industries Inc. and Resource Technology Corporation (RTC) gave RTC the sole and exclusive right to collect, extract and remove landfill gas from the property. At this time, RTC contracted with the Company to extract the methane gas. Accordingly, the Company installed the carbon dioxide separator at the landfill in 2002 and 2003. Waste Management Inc. asserted that the carbon dioxide equipment produced methane gas that failed to meet Mobile Gas quality specifications. As a result a legal dispute ensued as well as RTC filing bankruptcy. See note 9 to the financial statements.

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

We recently have been focusing on our live bonding technology and have hired an internationally recognized medical device expert and a surgical device design company to design and manufacture the live tissue connect generator, as well as bringing on a major United States university to complete laboratory work and adding advisors that are surgeons, engineers and scientists to work on this project in the Ukraine.

Additionally we will be focusing on the CCTI technology for processing utility coal fired stack gas.

Results of Operations and Financial Condition

Nine Months Ended September 30, 2008 versus September 30, 2007

Total Operating Revenues

We recognized $300 in revenue during the nine months ended September 30, 2008 and $0 for the nine months ended September 30, 2007. Revenues for 2008 were for miscellaneous supplies, and are anticipated to increase significantly now that the FDA has approved our products that are being manufactured.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2008 were $5,720,456, as compared to $3,570,166 for the nine months September 30, 2007. This represented an increase of $2,150,290, or approximately 61%. Operating expenses included research and development costs, payroll, professional fees, and related expenses, rent expense, and other general and administrative expenses. The increase from 2007 to 2008 is a result of commercial development of the VAD.400 electrosurgery generator and the duct and vessel sealing instruments, hiring a staff of design engineers, accounting, executives, research and development, and charges for stock issued for services and stock issued for interest in the third quarter of 2008.

We depreciate fixed assets. This resulted in an expense of $14,814 and $548 for the nine months ended September 30, 2008 and 2007, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of September 30, 2008 and 2007, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is interest expense, net of interest income, of $(1,387,816) and $(1,477,510) for the nine months ended September 30, 2008 and 2007, respectively. Included in the 2008 interest expense is $279,681 in discounts on the conversion of notes payable to common stock.

Net Income (Loss)

We reported a net (loss) from operations of $(7,107,972), or $(0.18) per share on a basic and diluted basis, for the nine months ended September 30, 2008 versus $(5,159,748), or $(0.14) per share on a basic and diluted basis, for the nine months ended September 30, 2007. The increase in the net loss is attributable to the expanded research and development efforts in Kiev, the U.S. operations of Live Tissue Connect, establishing offices for Live Tissue Connect in Goleta, California, and commercial development of the VAD.400 electrionsurgical generator and the duct and vessel sealing instruments, as well as the interest expense.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2008 and 2007, respectively. There was no provision due to the carry forward of approximately $24,915,103 of net operating losses as of September 30, 2008 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, the balance in cash and cash equivalents decreased by $901,320 compared to a decrease of $766,249 for the nine months ended September 30, 2007. This decrease is primarily attributable to cash used in operating activities, which was attributable to a net loss from operations of $(7,107,972) for the nine months ended September 30, 2008 partially offset by the discount on conversion of notes payable of $279,681 and an increase in accounts payable and accrued expenses of $2,168,923. This compares to a decrease in cash from operating activities for the nine months ended September 30, 2007 of $(2,482,781), which was attributable to a net loss from operations of $(5,159,748). Net cash from financing activities totaled $2,677,747 and $1,451,991 for the nine months ended September 30 2008 and 2007, respectively.

As of September 30, 2008, we had current assets of $218,957, consisting of $103,056 in cash and $115,901 in inventory.

As of September 30, 2008, we had $13,099,823 in current liabilities, primarily consisting of $1,802,614 in accounts payable and accrued expenses, $2,409,154 in accrued interest payable, $6,888,043 of convertible notes payable and $1,710,476 of notes payable.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2008, no additional accrual for income taxes is necessary.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

On August 26, 2008 the Court issued its Memorandum Opinion and Order granting summary judgment in favor of the plaintiff in the amount of $203,800 plus interest and late fees. The Court has requested further briefing on the issue of calculating interest and late fees. The Court granted the plaintiff summary judgment on defendant’s affirmative defenses and counterclaims.

Nature Coast Collections, Inc. v. Consortium Service Management Group, Inc., Donald S. Robbins and Gordon W. Allison , Case No. 2:06-cv-273 originally pending in the Federal District Court for the Southern District of Texas and recently ordered transferred to the Federal District Court for the Northern District of Illinois.

On June 30, 2006, we were served with a complaint from Nature Coast Collections, Inc. in a proceeding in the Federal District Court for the Southern District of Texas. The complaint alleges that Nature Coast Collections, Inc. is the assignee of the original payee, Stonegate Management, Ltd., a Costa Rican entity, of four promissory notes executed by us and Donald S. Robbins, our Chairman of the Board, President and Chief Executive Officer, and Gordon W. Allison, each as a guarantor. The amount claimed in the suit is the aggregate principal sum of $630,000, with interest, costs and attorney fees. We have answered the complaint and filed a counterclaim alleging, among other matters, that Nature Coast Collections, Inc. is an affiliate of the debtor in the bankruptcy proceeding in the Northern District of Illinois referred to above, RTC, and that we should be authorized to offset its losses caused by its contractual relationship with RTC against the claims of Nature Coast Collections, Inc. Our answer also asserted several affirmative defenses and counterclaims focused on the affiliation of the plaintiff with an offshore affiliate of one of our customers and based on certain misrepresentations. Discovery has been completed and the Company has filed a motion for summary judgment with respect to the Plaintiff’s claims, the briefing of which by the parties has yet to be fully completed. No trial date has been set.

CSMG Technologies, Inc. v. Gordon W. Allison, Case No. 4:07-cv-00715 in the Southern District of Texas District Court.

We filed a complaint against Gordon Allison, our former executive vice president, seeking unspecified damages in connection with claims based upon fraudulent statements, breach of fiduciary duty and promissory estoppel with respect to our investments in certain projects in which we were involved through actions of Mr. Allison. Mr. Allison has filed a counterclaim seeking damages of approximately $328,041 principal and interest for amounts allegedly due under the terms of a November 5, 2003 promissory note issued to him by us, unpaid salary of $150,000, unspecified payment for services rendered, reimbursement of expenses estimated at $23,000 and punitive damages in an unspecified amount. On September 30, 2008 the Court issued its Memorandum and Order as follows: a) granting Defendant Allison’s Motion to Dismiss; b) granting Defendant Allison’s Motion for Partial Summary Judgment on Defendant’s Counterclaim for Suit on Promissory Note and Brief in Support and c) denying CSMG’s request for attorneys’ fees. However, the Court ruled that no payment on this judgment is due until all claims are fully and finally resolved by the Court.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the nine months ended September 30, 2008, we made the following unregistered sales of our equity securities. All of the equity securities issued in unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

On January 18, 2007, the Company increased the authorized shares of common stock to 80,000,000.

As of September 30, 2008 and December 31, 2007, the Company had 41,668,875 and 38,018,544 shares issued and outstanding.

For the nine months ended September 30, 2008, the Company had issued the following stock:

- 755,000shares of LTC preferred shares have been subscribed to and accepted, but none of the shares were issued as of September 30, 2008.

- 830,668 shares issued in conversion of notes payable, accrued interest and discount on conversion in the amount of $519,180.

- 1,186,650 shares issued for cash in the amount of $1,027,900.

- 51,155 shares issued for conversion of warrants in the amount of $93,666 which were expensed in the nine months ended September 30, 2008.

- 114,916 shares issued to a former owner of a subsidiary of the company for its investment of $60,000 plus interest that was accrued for $43,350 (total investment $103,350).

- 195,902 shares were issued for $174,359 for services.

- 371,020 shares were issued for the purchase of CCTI valued at $434,093.

- 600,000 shares were issued to current non-principal shareholders to replace their shares that were used to collateralize a note payable of $450,000.

- 300,000 restricted shares to non-principal shareholders to replace unrestricted shares held by those shareholders. Due to timing issues, these restricted shares had not been issued to the shareholders as of September 30, 2008, therefore the Company chose to record them as treasury shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Letter Agreement between CSMG and LTC, dated January 4, 2008 described in Note 1 to the financial statements

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSMG Technologies, Inc.

Date: November 14, 2008	By:	/s/ Donald S. Robbins
Donald S. Robbins
Chief Executive Officer

Date: November 14, 2008	By:	/s/ Ken J. Hedrick
Ken J. Hedrick
Chief Financial Officer
(Principal Financial and
Accounting Officer)